Form 10QSB
period 2005-09-30
FORTUNE OIL & GAS INC
filed 2005-11-16
CIK 1119949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-51484
(Commission file number)

FORTUNE OIL & GAS INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0393369
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

305-1676 Martin Drive
White Rock, British Columbia
Canada V4A-6E7
(Address of principal executive offices)
(604) 531-0385
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares of common stock outstanding as of September 30, 2005 was 52,454,393.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

The registrant is a shell copmany (check one): Yes ☐ No ☒

FORTUNE OIL & GAS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FORTUNE OIL & GAS, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,905	$9,776
Accounts receivable		–
Taxes receivable	2,678,629	3,135,471
Joint operating account	348,933	–
Other current assets	149,939	138,343
Total Current Assets	3,184,406	3,283,590

PROVEN OIL AND GAS PROPERTIES, Net	330,779	1,102,595
EQUIPMENT, Net	473,855	39,154
TOTAL PROPERTY AND EQUIPMENT, Net	804,634	1,141,749
RESTRICTED CASH	58,833	–

TOTAL ASSETS	$4,047,873	$4,425,339

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,598,126	$11,855,631
Advances payable to related parties	160,796	404,546
Directors fees payable	177,000	1,781,000
Accrued salaries and wages	177,473	464,775
Short term debt	5,120,496	6,522,603
Taxes payable	3,620,886	4,622,495
Accrued interest payable	932,331	1,277,725
Total Current Liabilities	15,787,108	26,928,775

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 authorized, 52,454,393 at September 30, 2005 and 34,912,609 at December 31, 2004	52,454	34,912
Additional paid-in capital	10,817,150	8,856,643
Other comprehensive loss	(28,019)	(24,250)
Accumulated deficit	(22,580,820)	(31,370,741)
Total Stockholder’s Deficiency	(11,739,235)	(22,503,436)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$4,047,873	$4,425,339

The accompanying notes are an integral part of these accompanying interim financial statements

FORTUNE OIL & GAS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
OIL SALES	$–	$–	$–	$3,069,747

EXPENSES
Production Costs and taxes	–	64,944	–	3,085,952
Depreciation and depletion of oil and gas properties	–	29,838	–	340,738
Total Expenses	–	94,782	–	3,426,690

GROSS LOSS	–	(94,782)	–	(356,943)
Selling, general and administrative costs	(616,963)	(659,376)	(2,860,030)	(2,010,739)
LOSS FROM OPERATIONS	(616,963)	(754,158)	(2,860,030)	(2,367,682)
Depreciation	(27,886)	–	(81,428)
Loss on disposal of equipment	–	–	–	(765)
Gain on sale of oil rights	–	–	9,712,950	–
Property and equipment maintenance costs	(191,942)	–	(554,398)	–
Gain (loss) on settlement of vendor payables	(10,679)	–	3,166,558	–
Foreign exchange gain (loss)	7,717	(26,058)	(85,241)	(20,875)
Legal settlement costs	(90,000)	–	(90,000)	–
Interest Expense	(295,675)	(238,631)	(418,490)	(725,806)

NET INCOME (LOSS) FOR THE PERIOD	$(1,225,428)	$(1,018,847)	$8,789,921	$(3,115,128)
BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.03)	$0.21	$(0.09)
DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.03)	$0 .20	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC	52,454,393	34,912,609	41,038,688	34,345,652
- DILUTED	52,454,393	34,912,609	43,838,688	34,345,652

The accompanying notes are an integral part of these accompanying interim financial statements

FORTUNE OIL & GAS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Common Stock		Additional	Other
	Number of		Paid In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2004	34,912,609	$34,912	$8,856,643	$(24,250)	$(31,370,741)	$(22,503,436)

Stock issued for payment of services	50,000	50	4,950			5,000

Currency translation adjustment				(3,769)		(3,769)

Stock issued in payment of director fees	17,491,784	17,492	1,731,687			1,749,179

Stock based compensation expense			223,870			223,870

Net income for the period					8,789,921	8,789,921

Balance as of September 30, 2005	52,454,393	$52,454	$10,817,150	$(28,019)	$(22,580,820)	$(11,739,235)

The accompanying notes are an integral part of these accompanying interim financial statements

FORTUNE OIL & GAS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATIONS

Net income (loss)	$8,789,921	$(3,115,128)

Adjustments to reconcile net income (loss) to net cash flow
from operating activities
- depreciation and depletion expense	81,428	340,738
- gain on settlement of vendor payables	(3,166,558)
- stock issued in payment of interest		119.988
- compensation expense - stock options	223,870
- gain on sale of oil rights	(9,712,950)
- legal settlement costs	90,000
Changes in operating assets and liabilities, net of assets and and liabilities acquired
- joint operating account	(348,933)
- restricted cash	(58,833)
- taxes receivable	456,842	(16,950)
- other current assets	(11,596)	(65,497)
- accounts payable and accrued liabilities	(3,175,948)	430,576
- inventory		1,403,552
- advances payable - related parties	(243,750)	(104,392)
- directors fees payable	145,179	531,000
- accrued salaries and wages	(287,302)	47,338
- taxes payable	(1,001,609)	(202,937)
-accrued interest payable	(345,394)	131,298
NET CASH USED IN OPERATING ACTIVITIES	(8,565,633)	(500,414)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(531,362)	(2,258)
Proceeds on sale of oil rights	9,000,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,468,638	(2,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Short term debt	97,893	491,014

NET CASH PROVIDED BY FINANCING ACTIVITIES	97,893	491,014

EFFECTS OF EXCHANGE RATE CHANGES	(3,769)	7,745

INCREASE (DECREASE) IN CASH	(2,870)	(3,914)

CASH, BEGINNING OF PERIOD	9,776	12,037

CASH, END OF PERIOD	$6,905	$8,122
Supplemental Disclosures with respect to cash flows-
Cash paid for interest	$498,586	$–
Cash paid for income taxes	–	–
Cash paid for other taxes	$1,318,237	$537,812

The accompanying notes are an integral part of these accompanying interim financial statements

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Note 1 - Nature of Operations

Fortune Oil & Gas, Inc. (“Fortune”), a Nevada corporation, together with its subsidiaries, (the “Company”) is an independent energy company formed on January 24, 1980 and is engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are focused in the North Java Sea, Indonesia. In May 2000, the Company acquired 100% of the issued and outstanding stock of Indo-Pacific Resources (JAVA) Ltd formerly GFB Resources (Java) Limited, an oil and gas exploration and production company which held a 100% interest in the Bawean Production Sharing Contracts (“Bawean PSC). The Bawean PSC covers two oil and gas blocks known as the Camar and Tuban fields. On January 14, 2005 the Company sold a 70% interest in the Bawean PSC to Camar Resources Canada Inc. (Refer Note 4). The Company is currently party to proceedings that may further dilute its interest in the Bawean PSC. (Refer note 8).

We operate our business through our wholly owned subsidiaries, Fortune Pacific Management Ltd., a British Columbia company (“FPM”), Fortune Ship Management Ltd., a Malta company (“FSM”) and Indo-Pacific Oil & Gas, Inc. a British West Indies company (“IPOG”) and through IPOG’s wholly owned subsidiary (our second tier subsidiary), Indo-Pacific Resources (JAVA) Ltd., a Barbados company (“IPR” or “IPRJ”) all of which we refer to collectively as “our subsidiaries”. The Company’s principal revenue producing asset is directly owned and operated by IPR. None of our other subsidiaries perform any operations that generate revenue.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2004 included in the Company’s Form 10-SB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2 - Going Concern

These financial statements have been prepared on a going concern basis. However, the Company has suffered recurring operating losses and, during the three months ended September 30, 2005 and 2004, the Company incurred a net loss of $(1,225,428) and $(1,018,847), respectively. Although the Company realized non recurring gains on the sale of a 70% interest in its oil rights and settlement of vendor payables totaling $12,602,702 during the nine months ended September 30, 2005, the Company had a working capital deficiency of $12,543,868 and an accumulated deficit of ($22,580,820) at September 30, 2005. During the nine months ended September 30, 2004, the Company had an operating loss of ($3,115,128), a working capital deficiency of $22,596,202 and an accumulated deficit of ($30,335,497). The Company requires additional capital to finance operations, current operating losses and to settle current debts in order to recommence oil production in Indonesia. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time.

On August 26, 2005, the Company’s wholly owned subsidiary Indo-Pacific Resources (Java) Ltd. (“IPRJ”) filed a Request for Arbitration (the “Complaint”) against Camar Resources Canada Inc. (CRC), the operator and seventy percent owner of the Company’s oil and gas property at the Camar field, with the International Court of Arbitration (the “Court”) in Paris, France. IPRJ alleges CRC breached the Joint Operating Agreement (JOA), which regulates the operations of the Camar field, and also breached its

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

fiduciary duty to IPRJ by failing to take all necessary acts to commence oil production in the Camar field. On October 7, 2005, CRC filed an Answer to IPRJ’s Request for Arbitration. CRC denies the breaches of the JOA alleged by IPRJ. In their Answer to IPRJ’s Request for Arbitration, CRC states that as operator under the JOA it is their duty to comply with laws of Indonesia. As part of such compliance, CRC should obtain approval from the government regulatory body overseeing the activities of the Oil and Gas industry of the budget and work program of the Camar field. CRC alleges that the government regulatory body has informed them it will not approve the budget and work program until such time as the Company has settled its various obligations to contractors and the Indonesian government. Without approval of the budget and work program, production at the Camar field would technically not be in compliance with Indonesian regulations. CRC alleges that if the Company does not satisfy its various debt obligations, the work approvals will not be issued. As a result, the Company may require additional capital, amounting to approximately $5 million, to settle current obligations, finance operations and current operating losses. The financing may be in the form of a sale of securities, the assumption of debt, or a combination thereof. In addition, the Company’s ability to continue as a going concern, in the long term, is dependent upon its ability to generate profitable operations. The outcome of these matters cannot be predicted with any certainty at this time.

Since inception, the Company has satisfied its capital needs primarily by issuing equity securities, by incurring short and long term debt and the sale of a 70% interest in its oil and gas property for $10.5 million. Management’s current plans are to ensure that sufficient capital will be available to provide for its capital needs with minimal borrowings and may issue equity securities to raise additional capital if available. However, there is no guarantee that the Company will be successful in obtaining sufficient capital through selling equity securities or other borrowings. All of the above raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company cease to continue operating as a going concern. See Note 8 - Subsequent Events.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Fortune Pacific Management Ltd., Indo-Pacific Oil & Gas Inc., Fortune Ship Management Ltd., and Indo-Pacific Resources (Java) Ltd. (formerly GFB Resources (Java) Ltd.). All significant inter-company accounts and transactions are eliminated upon consolidation.

Estimates

The preparation of these consolidated financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from such estimates.

Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose, and restore the Company's properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of oil and natural gas are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. Maintenance and repairs are expensed as incurred.

Oil and natural gas property costs are depleted based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are assessed periodically for impairment on a country-by-country basis. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. Depletion recorded in these financial statements is based upon a reserve report by Petroleum Geo-Services (UK) Ltd. dated March 18, 2005.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

The net capitalized costs of proved oil and natural gas properties are subject to a “ceiling test” which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation and depletion. Because of the volatility of oil and natural gas prices, no assurance can be given that there will not be further write-down in future periods.

Oil and Natural Gas Reserve Estimates

Estimating quantities of proved reserves is a subjective process and involves estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The reserve data included in these financial statements are estimates prepared by Petroleum Geo-Services (UK) Ltd. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expenses, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions, such as oil and natural gas prices and the present value discount rate.

Proved reserve estimates prepared by others may be substantially higher or lower than the Company’s estimate. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantities actually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production.

Revenue recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers, when title passes, the amount is determinable, and collection is reasonably assured.

Inventory valuation

Oil inventories and material and supplies inventories are valued at the lower of average cost or net realizable value.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash and cash equivalents.

Equipment

Equipment is stated at cost. For office furniture, equipment, computers and vehicles the Company provides for depreciation, in general, using the straight line method over the estimated useful lives of three to five years. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Impairment of Long-Lived Assets

Management evaluates long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future undiscounted cash flows from the use of an asset are less than the carrying value, impairment would be recorded to reduce the related asset to its estimated fair value.

Comprehensive Income

The Company utilizes SFAS NO. 130 “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the fair value method under SFAS No. 123. Due to the adoption of SFAS 123, no pro forma disclosures are presented as required by SFAS 148.

Common stock issued for salaries and other services are recorded at the estimated fair value at the time of issuance.

Significant Customer

During the three and nine months ended September 30, 2005 and the three months ended September 30, 2004, the Company did not have any sales of oil. During the nine months ended September 30, 2004, sales to a Singaporean privately owned company accounted for 100% of revenues. The Company believes that there are numerous alternative buyers in the marketplace should this customer cease purchasing the Company’s oil.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amount at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Significant components of the Company's United States provision for income taxes for the years ended December 31, 2004 and 2003 are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Current
Federal	$-0-	$-0-	$-0-	$-0-

Deferred
Federal	$-0-	$-0-	$-0-	$-0-

Provision for Income Taxes	$-0-	$-0-	$-0-	$-0-

For the three months ended September 30, 2005 and 2004, the Company incurred net losses of $1,225,428 and $1,018,847, respectively. For the nine months ended September 30, 2005 and 2004, the Company had net income of $8,789,922 and net losses of $3,115,128, respectively.

The Company is chartered in the State of Nevada which does not impose a State Income Tax. The Company does not engage in significant operation in North America. Currently its income from oil and gas operations will not be taxable by the Federal Government until the earnings are repatriated to North America.

A reconciliation of the Company's United States expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Income tax computed at the Federal Statutory rate	34.0%	34.0%	34.0%	34.0%-
Changes in valuation allowance	(34.0)%	(34.0)%	(34.0)%	(34.0)%

Effective Tax Rate	0.0%	0.0%	0.0%	0.0%

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Significant components of the Company’s deferred tax assets (liabilities) consist of the following:

	Nine Months Ended
	September 30, 2005	December 31, 2004
Net operating loss carry forward	$6,072,547	$12,827,374

Valuation allowance	$(6,072,547)	$(12,827,374)

Net Deferred Tax Asset	$-0-	$-0-

As of September 30, 2005, the Company has Net Operating Loss Carry forwards for federal income tax purposes of approximately $6,072,547, which expire through 2019. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of the Internal Revenue Code Section 382, or eliminated completely under Internal Revenue Code Section 338.

The entire deferred income tax assets of the Company have been offset by a valuation allowance since management does not believe the recoverability of the deferred income tax assets during the next year is more likely than not. In addition, due to the uncertainty of the Company to continue as a going concern, as discussed in Note 2, management believes that significant doubt exists as to the Company’s ability to realize any tangible value. Accordingly, a deferred income tax benefit for the period ending September 30, 2005 and the year ended December 31, 2004.

Risk Management

The Company is engaged in oil and gas production and manages related industry risk issues directly. The Company is at risk for environmental issues and fluctuations in commodity pricing. The Company is not exposed to significant credit concentration risk. The Company is not exposed to significant interest rate risk, hedging or other activities to manage this risk. The Company’s functional currency is the US dollar. All current oil production occurs within Indonesia and accordingly the Company is exposed to foreign exchange risk. The Company does not currently engage in derivatives.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, joint operating account, other current assets, accounts payable and accrued liabilities, advances payable, director’s fees payable, accrued salary and wages, taxes payable, accrued interest payable and short term debt approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net Income (loss)	$(1,225,428)	$(1,018,847)	$8,789,921	$(3,115,128)

Denominator:
Denominator for basic calculation weighted average shares	52,454,393	34,912,609	41,038,688	34,345,652

Dilutive common stock equivalents:
Options			2,800,000
Denominator for diluted calculation weighted average shares	52,454,393	34,912,609	43,838,688	34,345,652

Net income (loss) per share:

Basic net income (loss) per share	$(0.02)	$(0.03)	$0.21	$(0.09)
Diluted net income (loss) per share (1) (2)	$(0.02)	$(0.03)	$0.20	$(0.09)

(1) The Company has issued stock for payment of debt and/or interest payments on short term debt during the nine months ended September 30, 2004. The effect of the issuances of shares was anti-dilutive. However, in the nine months ended September 30, 2005, the Company issued 17,491,784 shares of common stock to Messrs. Wensveen and Nunn, Chief Executive Office and President, respectively, for payment of accrued board of director fees. The effect of such issuances has been accounted for in the Basic and Diluted net income per share above. However, if the shares were treated as though they were issued as of the beginning of the nine months ending September 30, 2005, the diluted net income per share would have been $0.16 per share and the denominator for the dilutive calculation weighted average shares would have been 55,254,393.

(2) The Company has secured the services of a law firm to assist them with the SEC filing requirements and, in payment thereof, has agreed to pay the firm a cash fee plus 1,000,000 shares of common stock with an effective date of July 9, 2004. Such payment will be made when the Company becomes trading on the OTCBB. If the shares were treated as though they were issued as of July 9, 2004, the Denominator would have been 38,825,652 for the three months ended September 30, 2004 and 34,651,107 for the nine months ended September 30, 2004 and they would have been anti-dilutive during the three months and nine months ended September 30, 2004. However, if the shares were treated as though they were issued as of the beginning of the periods for the three months and nine months ending September 30, 2005 the diluted net income per share would have been $(0.02) for the three months ended September 30, 2005 and $0.20 for the nine months ended September 30, 2005 and the denominator for the dilutive calculation weighted average shares would have been 56,254,393 for the three months ended September 30, 2005 and 44,838,688 for the nine months ended September 30, 2005.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

(3) If both (1) and (2) were considered issued as of the beginning of the three months and nine months ending September 30, 2005, the Dilutive net income per share would have been $(0.02) and $0.16, respectively and the denominator for the dilutive calculation weighted average shares would have been 53,454,393 and 56,254,393 respectively.

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 did not have a material impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in APB Opinion No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of APB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", and an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The adoption of FASB No. 153 did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS 123 and APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management intends to adopt this policy for the quarter ending March 31, 2006. Management is currently assessing the effect of SFAS 123(R) on the Company's financial statements.

Note 4 - Sale of Oil Rights

On November 26, 2004, IPR entered into an Asset Purchase and Sale Agreement with CRC, for the sale of a 70% interest in the Bawean PSC dated February 12, 1981 rights in exchange for $10,500,000 as follows:

•	$1,500,000 advance payment
•	$1,000,000 to be deposited in a Joint Operating Account
•	$4,500,000 to be deposited in a Trade Debt Settlement Account
•	$3,500,000 directly to the Company

The required advance payments were made on November 19, 2003 and February 4, 2004 in the amounts of $1,000,000 and $500,000 respectively. These payments were treated as short term debt pending the closing of the agreement and were secured by (i) inventory and equipment, (ii) a continuing right to all crude entitlements, and (iii) the 70% interest in the Bawean PSC noted in the Asset Purchase and Sale Agreement. The security interest was to be released upon repayment of the advance or execution of the Asset Purchase and Sale Agreement.

The agreement completed on January 14, 2005 at which time the remaining $9,000,000 was paid to the Company and the advance payments of $1,500,000 were applied to the purchase price.

The properties sold had a net book value of $1,102,595 at December 31, 2004 and, at closing (January 14, 2005), the Company recorded a gain on the sale of $9,712,950. The Agreement called for the settlement of debts of the Company amounting to $9,862,622, and required that $4.5 million of the total purchase price of $10.5 million be set aside for the purpose of settled amounts.

Under the terms of the Asset Purchase and Sale Agreement, the Company agreed to endeavor to negotiate the settlement of outstanding trade debt with creditors, less the amount owed to the Indonesian Government for Value Added Tax (“VAT”), to an amount approximating the $4.5 million which has been deposited in a Trade Debt Settlement Account. The trade debt is unsecured obligations of the Company and do not encumber the assets of the Company or the Asset Purchase and Sale Agreement. As of December 31, 2004, the total amount owing for such debts was $9,826,622. If, after six months from the date of the Agreement, there remains a debt balance, the Company has the option of either paying off the remaining debt balance or having CRC pay off the remaining balance on behalf of the Company. If CRC pays off the remaining owing balances, IPR’s interest in the PSC will be reduced by one percentage point for every $150,000 remaining owing and paid by CRC, and such reduced interest will be transferred to CRC. If IPR’s interest is reduced to 5%, the maximum reduction per the Agreement, IPR shall have no obligation to fund future operations but shall be entitled to retain its 5% ownership. CRC shall continue to have the right to recover the remaining debt balance paid on behalf of IPR. To September 30, 2005, CRC paid $1,122,580 in settlement of the Company’s debts in terms of the Asset Purchase and Sale Agreement. See Note 8 - Subsequent Events.

Pursuant to the Asset Purchase and Sale Agreement, CRC is required to pay the VAT amount owed to the Indonesian government in the amount of $2,808,448 at December 31, 2004 excluding any VAT receivable and all interest expense accrued on late payments, and IPR shall reimburse CRC for such payment within 6 months, from the date on which CRC paid the VAT, plus interest at 1.5% per month. Finally, if there is a judgment against IPR in the Enterprise lawsuit (see Note 6 - Litigation) in excess of $2,550,000, then IPR shall transfer to CRC percentage interests in the PSC accordance with the same formula stated above for trade debt settlement. At September 30, 2005, CRC, in accordance with the Asset Purchase and Sale Agreement, paid $1,142,159 of VAT taxes owed to the Indonesian government. (See Note 5 - Composition of Certain Financial Statement Captions, Note 5 - Litigation and Note 8 - Subsequent Events.)

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

In addition to the Asset Purchase and Sale Agreement, the Company also entered into a Joint Operating Agreement ("JOA"). The purpose of the Joint Operating Agreement was to establish the rights and obligations of the parties with regard to operating activities including joint exploration, appraisal, development, production and disposition of hydrocarbons in the PSC. The parties to the agreement have the following percentage rights of net proceeds and expenses and liabilities: CRC - 70%; IPR - 30%, upon signing subject to the dilution clause discussed above. CRC is to act in the position of Operator of the project and shall be reimbursed by the Company for their proportionate share of expenses necessary to run the operations. As required by the Asset Purchase and Sale Agreement, $1.0 million of the gross sales price of $10.5 million was deposited directly into the Joint Operating Account as the Company’s proportional share of anticipated future operating costs of the Operator. The funds deposited in the Joint Operating Account are to be used by the Operator as the Company’s 30% ownership of operating expenses whereas the remaining 70% of operating expenses is to be paid by CRC as their share of operating expenses. The Joint Operations Account is replenished through quarterly cash-calls by the Operator of the Bawean PSC to the Joint Venture Partners. Should CRC elect to resign as Operator, it must give a 120 day notice; however, should CRC become insolvent or bankrupt it may be removed immediately.

At September 30, 2005, the Company had a balance of $348,933 in the Joint Operating Account representing the unutilized portion of the $1.0 million sales proceeds deposited in this account and a balance of $58,833 in the Trade Debt Settlement Account representing the unutilized portion of the $4.5 million deposited in this account. The amount remaining in the Trade Debt Settlement Account has been recorded as Restricted Cash in the accompanying Balance Sheet.

Should either party default from paying its share of the joint expenses, the non-defaulting party shall issue a Notice of Default in which the defaulting party shall have 5 days to cure the default. During the defaulting period, the defaulting party shall not be entitled to a right of Entitlement (quantity of hydrocarbons). The Operator can sell the entitlements and, after deducting expenses, pay the net proceeds to the non-defaulting party in proportion to the amounts they are owed by the defaulting party and apply any other proceeds to the establishment of a Reserve Fund. If the default is not cured within 30 days of the Default Notice, the non-defaulting party may require the defaulting party to terminate the Agreement. If executed, the defaulting party’s interest shall be transferred to the non-defaulting party.

If either party has a Change in Control (any direct or indirect change in control of a Party whether through merger, sale of shares or other equity interests) the non-acquired party shall have the right to acquire the other party’s participating interest as follows:

•	The acquired party shall determine and give the non-acquired party a Notice of Cash Value which represents what the acquired party believes its participating interest is worth.

•
If the parties cannot agree on a Cash Value within 15 days of the Notice, then the valuation shall be submitted to an independent third party. If the independent third party’s valuation is 5% or less than the acquired party’s Cash Value, then the acquired party’s valuation shall be accepted. If the independent third party’s valuation is greater than 5% of the acquired party’s Cash Value, then the independent party’s valuation shall be accepted.

Either Party has the right to withdraw from the Joint Operating Agreement. However, if so, the withdrawing Party may continue to be liable for certain expenses.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Note 5 - Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consist of the following:

	September 30, 2005	December 31, 2004
Proven oil and natural gas properties at cost, subject to depreciation and depletion	$3,182,180	$10,607,268
Accumulated depreciation and depletion	(2,851,401)	(9,504,673)
Net	$330,779	$1,102,595

Equipment	$606,394	$117,455
Accumulated depreciation	(132,539)	(78,301)
Net	$473,855	$39,154

Total Property and equipment, net	$804,634	$1,141,749

Equipment with a net book value of $429,146 at September 30, 2005 is held as assets for sale.

Accounts Payable and Accrued Liabilities

The Company’s accounts payable and accrued liabilities consisted of the following major payables:

Vendor name	September 30, 2005	December 31, 2004
Haliburton Services PT	$–	$1,055,012
Patra Drilling Contractor	3,297,855	3,297,855
Prosafe Production Services Pte. Ltd	–	1,581,387
Others under 10% of total	2,300,271	5,921,377
Total Accounts Payable and accrued liabilities	$5,598,126	$11,855,631

The gain on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the amounts owed at amounts less than that of the recorded liability. As of September 30, 2005, the Company settled the following debts:

Vendor	As of September 30, 2005	As of December 31, 2004	Payments in Cash	Forgiveness of Debt	Increase in Payables
Haliburton Services PT	$–	$1,055,012	$158,252	$896,760	$–
Patra Drilling Contractor	3,297,855	3,297,855	–	–	–
Prosafe Production Services Pte. Ltd	–	1,581,388	385,337	1,196,051	–
Other vendors (1)	2,300,271	5,921,376	4,560,529	1,073,747	$2,013,171
Total	$5,598,126	$11,855,631	$5,104,118	$3,166,558	$2,013,171

(1)	Vendors listed include those with a balance of 10% or greater of total accounts payable and accrued liabilities as of December 31, 2004.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

On August 20, 2005, CRC, on behalf of the Company, paid $1,122,580 of vendor debts. The amount paid by CRC is included in short term debt as of September 30, 2005. The Company is continuing to negotiate and settle any debts that have not been settled as of September 30, 2005 with the anticipation that all negotiations will be completed by the end of the calendar year.

During the period from January 14, 2005 through September 30, 2005, the Company negotiated the settlement of certain of its debts. As of September 30, 2005, the Company has settled approximately $6,126,000 of debts as of December 31, 2004 in consideration of $2,959,000 of cash, which resulted in a gain of approximately $3,167,000. See Note 8 - Subsequent Events.

Taxes Payable

Value Added Taxes

Value Added Tax (“VAT”) is a tax assessed on certain products and services sold or purchased within Indonesia. The seller of the products assesses the tax against the buyer, collects the tax and remits it to the government. However, because the buyer of all of the petroleum of IPR is either the Government of Indonesia or State allowed companies, VAT is not calculated and included in the selling price of the petroleum. The Company, however, has recorded both the payable in respect of sales and the receivable in respect of purchases, as required by current Indonesian law. As a result, there remains at any time, a receivable and a payable of VAT. This law was changed in January 2004 eliminating the need to withhold any further VAT. Additionally, the law allows for the payment of a 2% per month interest factor on any accrued but unpaid VAT. Such interest is accrued for a period of two years after which no further interest is accrued. The VAT payable, receivable, interest and net VAT payable is as follows:

As at,	VAT Receivable	VAT Payable	Accrued Interest
September 30. 2005	$2,678,629	$1,196,729	$1,186,707
December 31, 2004	$3,135,471	$2,808,448	$1,306,447

Pursuant to the Asset Purchase and Sale Agreement, CRC is required to pay the VAT amount owed to the Indonesian government in the amount of $2,808,448 as of December 31, 2004, such amount excluding any VAT receivable and all interest expense accrued on late payments, and IPR shall reimburse CRC for such payment within 6 months from the date on which CRC paid the VAT, plus interest at 1.5% per month. The Company anticipates repaying CRC for the payment of the VAT, less related interest and penalties, from the VAT receivable of $2,678,629 at September 30, 2005 which becomes due and payable from the Republic of Indonesia upon the payment, in full, of the VAT payable. On the September 26, 2005, CRC paid the Indonesian government $1,142,159 of VAT payable. See Note 6 - Litigation and Note 8 - Subsequent Events.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Income Withholding Taxes

Indonesia law requires companies to withhold a portion of the payments due to vendors for purchases and services for potential corporate income taxes that the vendor may owe the government. The withheld taxes are to be remitted to the government authorities. Remittance of withheld taxes, unless paid on a timely basis, is interest bearing to the entity collecting the taxes. The amount owing for taxes due at December 31, 2004 was paid in full during the nine month ended September 30, 2005 and the remaining amount of $8,857 represents the current balance due for 2005 taxes.

The withheld tax and related interest are as follows:

As at	Taxes Payable	Accrued Interest
September 30, 2005	$8,857	$1,228,594
December 31, 2004	$176,078	$331,523

Short term debt

Short-term debt consisted of the following:

	September 30, 2005	December 31, 2004
Unsecured:
Unsecured short term loans	$–	$1,150,076
Unsecured, non interest bearing loans	316,018	188,220

Secured:
Canadian Imperial Bank of Commerce	–	933,750
RBM Financial	–	210,820
NOWMCO	2,539,737	2,539,737
CRC	2,264,741	1,500,000
Total short-term debt	$5,120,496	$6,522,603

Unsecured short term loans

Since the end of the calendar year December 31, 2000, various companies and individuals had advanced the Company short term funds which were used to finance operations. These loans bear interest at current market rates, as applicable to the Company, and are payable on demand. The loans were repaid on January 14, 2005.

Unsecured non interest bearing loans

Since the end of calendar year ending December 31, 2000 through December 31, 2004, two related entities had advanced the Company short term funds which totaled $188,220 as of December 31, 2004 and $316,018 at September 30, 2005. There are no formal arrangements for repayment and no interest expense has been accrued for the loans. The loans were repaid on January 14, 2005.

Canadian Imperial Bank of Commerce (CIBC)

On May 23, 2000, the Company borrowed $1,500,000, consisting of seventeen promissory notes, from CIBC for the purchase of GFB Resources (Java) Ltd. The notes were secured by a pledge of the shares in IPR. The notes bore interest at 6% per annum. The first note of $250,000 was due the earlier of five months after the start of production in the Camar field or eight months from the date

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

of the agreement. Notes two to seventeen of $78,125 each become payable, at monthly intervals, starting the earlier of nine months after the start of production in the Camar field or twelve months from the date of the agreement. At December 31, 2004, the Company was in default on the CIBC loan and consequently the loan was classified as a current liability. The loan was repaid in full on January 14, 2005 and the security was discharged.

RBM Financial Inc. (“RBM”)

Between December 30, 2000 and February 21, 2001, the Company borrowed $620,000 from RBM. Since the date of the loans but prior to January 31, 2004, the Company made payments in the amount of $260,000 leaving a balance owed at January 31, 2004 of $360,000 plus accrued interest of $111,600, for a total amount of $471,600. On June 30, 2004, the Company made a payment of $25,000 and on July 8, 2004, the Company made a payment of $150,000 leaving a balance at December 31, 2004 of $226,000, inclusive of $15,180 of accrued interest. On December 30, 2004, RBM obtained an order for payment of $550,000 (Canadian) or $401,000 (US) which included the two payments totaling $175,000 made in 2004. The final payment of $236,000, pursuant to the order, was made on January 14, 2005.

NOWMCO Debt

On February 11, 2002 the Company and its wholly owned subsidiaries FSL and IPR entered into a $3,000,000 debt financing with National Oil Well Maintenance (NOWMCO) for the purpose of providing financing for the purchase and retrofitting of a vessel.

The financing came in two deposits; $530,000 made on February 11, 2002 and $2,470,000 made on February 15, 2002. In addition, a related entity of NOWMCO advanced the Company $250,000 on July 17, 2002. As evidence of the debt, two promissory notes for $1,500,000 each were executed.

Additionally, IPR granted NOWMCO a right of first refusal to provide IPR a program of analysis, remediation, production maximization and future development for IPR’s Camar Field Operation. In exchange for the right of first refusal, NOWMCO provided an additional $1,200,000 of debt financing. Gross funds of $1,200,000, less legal expenses amounting to $66,519 were received on June 6, 2002. As evidence of this debt, a promissory note for $1,200,000 was executed.

The promissory notes were secured by 5,000,000 treasury shares of the Company’s common stock. Upon full payment of principal and interest of Promissory Note 1, the common stock was to be released as security. Upon payment of Promissory Note 2, NOWMCO was to deliver a registerable discharge of the Vessel Mortgage. The promissory notes were to be repaid based on IPR oil sales at the rate of $2.00 for every barrel of the Camar Crude Oil sold plus an amount equal to the Discount Price defined as the prevailing market price less $2.00 per barrel. The 5,000,000 treasury shares were never issued by the Company, but rather were secured by a Treasury Order dated February 11, 2002, which was irrevocable until the agreement was settled in accordance with the promissory note, or at its expiration date of December 31, 2003, which ever occurs first. The treasury order expired on December 31, 2003.

On July 11, 2002, NOWMCO assigned it rights under the Loan Agreement, including the irrevocable Treasury Order, to Enterprise Trading Limited. No payments were made against the outstanding loan nor were any demands made upon the Treasury Order. On August 19, 2004, Enterprise foreclosed on the loan and took ownership of the vessel.

The Company recorded the net book value of the vessel, $1,910,262, as a reduction in the loan payable. The Company is currently in legal proceedings with NOWMCO. See Note 6 - Litigation.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
CRC

In anticipation of an agreement between CRC and the Company (See Note 4) for the sale of a 70% interest in the oil rights of the Bawean PSC, CRC made two advance payments to the Company; $1,000,000 on November 19, 2003 and $500,000 on February 4, 2004. The advances were secured by (i) inventory and equipment, (ii) a continuing right to all crude entitlements, and (iii) the 70% interest in the Bawean PSC referenced in the Asset Purchase and Sell Agreement. The security interest was to be released upon repayment of the advance or execution of the Asset Purchase and Sale Agreement. The Agreement was executed on November 26, 2004 and funds, as described in the agreement, were transferred to the Company on January 14, 2005. The advance payments of $1,500,000 received in November 2003 and February 2004 were applied against the total purchase price upon final execution of the agreement and the securities were released.

On August 30, 2005 and September 26, 2005, CRC paid, on behalf of the Company, $1,122,580 for vendor related debts and $1,142,159 for VAT taxes due the Indonesian government, respectively. Advances made for tax liabilities and vendor obligations bear interest at the rate of 1 ½% per month. During the three months ended September 30, 2005, the Company accrued $13,817 of interest payable. See Note 6 - Litigation and Note 8 - Subsequent Events.

Accrued interest payable

	September 30, 2005	December 31, 2004
Canadian Imperial Bank of Commerce	$–	$317,293
RBM Financial	–	15,180
NOWMCO	918,514	763,959
CRC	13,817	–
Unsecured short term loans	–	181,293
Total interest payable	$932,331	$1,277,725

Note 5 - Stockholders’ Equity

Stock Issued

During the nine months ending September 30, 2005 and the year ended December 31, 2004, the Company issued 17,541,784, and 1,199,900, shares of common stock respectively in payment of services or salaries provided/owed and for settlement debts and/or interest as follows:

Stock Issued in Payment of Services

On February 28, 2005, the Company issued 50,000 shares of common stock valued at $0.10 per share to its attorney as payment for legal services rendered.

On June 30, 2005, the Company issued 9,664,052 shares of common stock valued at $0.10 per share to its Chief Executive Officer, Mr. Wensveen as payment for accrued salary and expenses in the amount of $966,405. On June 30, 2005, the Company also issued 7,827,732 shares of common stock valued at $0.10 per share to its President, Mr. Nunn as payment for accrued salary and expenses in the amount of $782,774.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Stock Issued in Payment of Debt and/or Interest

During the year ended December 31, 2004, 1,199,900 shares of common stock valued at $119,989 in payment of debt and accrued interest.

Stock Options

In January 2005, the Company granted options to purchase 1,400,000 shares of common stock to each of Mr. Wensveen and Mr. Nunn, at an exercise price of $0.07 per shares. These options are fully vested. These options will expire on January 1, 2015. No portions of the options have been exercised. These options were not issued under our 2005 Equity Incentive Plan. In connection with these grants, the Company recorded compensation expense of $223,870 using the Black-Sholes valuation model (assuming volatility of 220%, a risk-free interest rate of 4.22%, expected lives of 10 years and no dividend yield).

The Company’s Board of Directors and our shareholders approved the Fortune Oil & Gas, Inc. 2005 Equity Incentive Plan (the “Plan”) which permits the Company to grant, for a ten year period, both stock purchase rights and stock options. The Plan reserved 10,000,000 shares of our Common Stock for issuance to our directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock purchase rights or options will be granted, to designate the number of shares to be covered by each option or stock purchase right, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock purchase right. Options granted under the Plan will not have a term that exceeds ten years from date of grant.

As of September 30, 2005, the Company has granted no awards of stock or options under the Plan and, during the year ended 2004, the Company did not grant any options or Stock Appreciation Rights.

Note 6 - Litigation

National Oil Well Maintenance (“NOWMCO”) and Enterprise Trading Limited (“Enterprise”) versus Fortune Oil & Gas, Inc. (the “Company”), Fortune Ship Management Ltd (FSM”) and Indo-Pacific Resources (Java) Ltd. (“IPR”)

On September 20, 2002, NOWMCO and Enterprise filed suit against the Company and its two wholly owned subsidiaries, FSM and IPR, for repayment of the total loan amount of $4,450,000 plus applicable interest and for the right to retain possession of the vessel currently in their possession. See Note 5 NOWMCO Debt.

The Company contends that it relinquished possession of the vessel to Enterprise on August 14, 2004 and that the vessel should have been valued at $3,000,000 based on an independent third party valuation of the scrap value of the vessel. The Company contends, based upon the belief that the credit is valid, that the outstanding loan amount should be reduced to $1,450,000 plus applicable interest.

On December 2, 2002, the Company filed suit against NOWMCO and Enterprise alleging breach of contract for remediation work on the Camar Field oil wells and fraudulent and negligent misrepresentation as to the qualifications of skills of NOWMCO and Enterprise. The counterclaim asks for compensatory, consequential and punitive judgments, pre and post judgment interest, declaration of violation of the agreements between the parties, performance of contractual obligations and costs and expenses, including reasonable attorney fees.

The Company has recorded the full amount of the loans, $4,450,000, less the net book value of the vessel, $1,910,262, plus accrued interest expense of $918,514 for a balance owed of $3,458,252.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Glencore International AG (Glencore) versus Indo-Pacific Resources (Java) Ltd (“IPR”)

The Company had committed, by a sales contract dated March 3, 2003, to sell crude oil to Glencore. The Company was unable to meet the commitment and Glencore entered action against the Company on June 30, 2003 claiming damages for lost profits, indemnity, interest and legal costs of approximately $250,000.

The Company filed a defense that based on unforeseen difficulties, as a claimed result of force majeure, it was not able to fulfill the sales contract. In, September 2005, the Company’s subsidiary, IPRJ and Glencore settled this matter and have entered into a settlement agreement whereby IPRJ shall pay to Glencore the sum of $290,000 in one lump sum on or before October 31, 2005. The Company has guaranteed this payment. The full amount of the settlement has been accrued as of September 30, 2005. The proceedings are currently on hold and would resume should settlement payment not be made or upon payment in full of the settlement amount, the case will be dismissed. As of November 4, 2005, the full amount of the settlement had not been made and the payment date for such settlement has been deferred to December 15, 2005 by verbal agreement between the parties.

Patra Drilling Contractor (“Patra”) and Somaser, S.N.C. (“Somaser”) versus Indo-Pacific Resources (Java) Limited (“IPR”)

Patra and Somaser claim breach of contract in the amount of approximately $2.7 million plus interest of approximately $800,000 under a contract for offshore oil and gas well drilling services. Patra and Somaser have requested that the dispute be settled by the Indonesian National Board of Arbitration (“BANI”). It is the position of the Company that BANI has no jurisdiction over the case. The outcome of this legal action is presently not determinable and the Company has recorded $3,297,855 as owing to Patra. See Note 8, Subsequent Events.

RBM Financial Inc. (“RBM”) versus Fortune Oil & Gas, Inc. (“the Company”)

RBM loaned the Company $620,000 between December 30, 2000 and February 21, 2001. The Company has made payments against this loan in the amount of $260,000 and, therefore owed RBM the principal sum of $360,000 plus $111,600 of accrued interest, for a total amount owed of $471,600. On January 2002, RMB filed an action for collection of amounts unpaid. On June 30, 2004 the Company made a payment of $25,000 and on July 8, 2004, the Company made a further payment of $150,000 leaving a balance at December 31, 2004 of $226,000, inclusive of $15,180 of accrued interest. On December 23, 2004, RBM obtained a court order for $550,000 (Canadian), or $401,000 (US), which included the two payments made in 2004. The final payment, pursuant to the order, was made on January 14, 2005.

Singapore Technologies Marine Ltd. (“STM”) versus Fortune Ship Management LTD. (“FSM”) and the Company

STM performed conversion and repair work on a vessel to become a floating offshore storage vessel, pursuant to the terms of a contract dated January 9, 2002. The work was contracted for, performed but never paid for by the Company. STM claimed damages and accrued interest to which the Company filed a defense. On August 14, 2004, a Notice of Discontinuance was issued by the Court and there has not been activity since the filing. The Company has recorded $535,208 as owing to STM at September 30, 2005 and December 31, 2004.

Indo-Pacific Resources (JAVA) Ltd. versus Camar Resources Canada Inc. (International Chamber of Commerce, International Court of Arbitration, Paris, France

On August 26, 2005, the Company’s wholly owned subsidiary Indo-Pacific Resources (Java) Ltd. (“IPRJ”) filed a Request for Arbitration (the “Complaint”) against CRC with the International Court of Arbitration (the “Court”) in Paris, France. The Complaint alleges CRC breached the Joint Operating Agreement and

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

also breached its fiduciary duty to IPRJ by failing to take all necessary acts to commence oil production in the Camar field. The Company seeks a finding that such breaches constitute sufficient grounds for the removal of CRC as operator under the JOA and for the appointment of a new operator that IPRJ can choose without any input from CRC. IPRJ is seeking monetary damages including approximately $4,850,000 for lost profits that will increase at a net rate of $550,000 every month (based on current crude prices) for every month the Camar field is not put into production and also approximately $319,440 for the fixed charges related to the mooring system and which will also continue to accrue at an average monthly rate of $36,500. The Company commenced the Arbitration as means to compel CRC into proper action including the charter of a vessel that will culminate in reinstated production at the Camar field. The Company still believes that CRC is suited to operate the field and is a viable partner in the Joint Venture. However, the Company and its management believes that in order to protect the value of the Company and to protect its shareholders from further losses associated with the lack of production, it needed to instigate a proceeding that would force CRC to be responsive and move forward immediately to resume operations at the Camar field.

On October 7, 2005, CRC filed an Answer to IPRJ’s Request for Arbitration an also a Counterclaim against IPRJ. CRC denies the breaches of the JOA alleged by IPRJ. CRC’s Counterclaim alleges IPRJ has breached the Asset Purchase and Sale Agreement (“PSA”) that the parties entered into on November 26, 2004 because IPRJ has failed to settle all of its trade debts and value added tax principal obligations (including tax penalties and associated interest charges owed to Indonesia) and hereinafter referred to as the “Settlement Obligations” under the Asset Purchase and Sale Agreement). As a result of IPRJ’s breach, CRC alleges that BPMIGAS, the Indonesian regulatory body that issues the work program and budget approvals in connection with oil production under the Bawean PSC, did not approve the 2004 and 2005 work programs and budgets for operation of the Camar Field. CRC is seeking monetary damages including $12,000,000 representing lost production suffered by CRC because of IPRJ’s failure to settle the Settlement Obligations, $1,000,000 per month commencing on the date of the filing of the Complaint for each month production is not obtained from the properties subject to the Bawean PSC, and an award of costs and interest on the damage amounts stated above. See Note 8 - Subsequent Events.

Note 7 - Related Party Transactions

On January 1, 2005, the Company entered into Employment Agreements with the Chief Executive Officer and the President. Each of the Agreements are for a term ending on December 31, 2014 and commit the Company, for each of the executives, to an annual salary of $360,000 with annual salary increases of not less than 7% per year, incentive stock options of 1,400,000 shares exercisable at $0.07 cents per share (or $100,000) which vest immediately and terminate 10 years from the date of the grant, health benefits provided by the Company, and annual vacation and sick leave allowances. In the event of a merger, selling of a controlling interest, or selling of a majority of its assets, the Company is obligated to pay each Executive three times his annual salary as is then in effect. In the event the Agreement is terminated prior to its expiration date, for any reason, the Executive shall receive the then current Base Salary and all accrued and earned, but unpaid bonuses or benefits described above. Additionally, the Executive shall have the right to retain all rights to shares and vested stock options as well as other granted equity rights, if any. If the Executive dies during the term of the agreement, the Executive’s estate shall be entitled to receive the Executive’s then current base salary for one year from date of death. However, the Company may terminate the Executive for “cause” as defined in the Agreement if (1) the Executive was given a minimum of thirty (30) days prior written notice of termination and (2) the Executive had one hundred twenty (120) days to correct any breach, default or causation. On January 1, 2005 the stock options were granted in terms of the employment agreement.

On January 14, 2005, the following payments for expenses and advances, which were all payable as of December 31, 2004 were made to the Company’s Chief Executive Officer and the Company’s President, $390,973 in respect of director fees which were accrued for periods prior to December 31, 2004; $229,455 in repayment.

On June 30, 2005, the Company issued 9,664,052 shares of common stock valued at $0.10 per share to its Chief Executive Officer, Mr. Wensveen as payment for accrued salary and expenses in the amount of $966,405. On June 30, 2005, the Company also issued 7,827,732 shares of common stock valued at $0.10 per share to its President. Mr Nunn as payment for accrued salary and expenses in the amount of $782,774.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

of advances received from the Company’s subsidiaries; $17,279 in respect of accrued wages; $188,248 in respect of unsecured, non interest bearing loans; and $174,045 in respect of accrued expenses.

Advances from related parties are unsecured, have no fixed terms of repayment and are interest free.

Note 8 - Subsequent Events

Transactions and events with CRC

Request for Arbitration against CRC with the International Court of Arbitration

On October 3, 2005, CRC made a second payment of $981,733 of the VAT Payable to the Indonesian government on behalf of the Company leaving a balance due of $217,834. Once the VAT payable has been paid in the full, the Indonesian government is obligated to refund, to the Company the amount of the VAT receivable, amounting to $2,678,629 which will be assigned to CRC for their payments of the VAT payable and interest expense.

On October 7, 2005, CRC filed an Answer to IPRJ’s Request for Arbitration an also a Counterclaim against IPRJ. CRC denies the breaches of the JOA alleged by IPRJ. CRC’s Counterclaim alleges IPRJ has breached the Asset Purchase and Sale Agreement (“PSA”) that the parties entered into on November 26, 2004 because IPRJ has failed to settle all of its trade debts and value added tax principal obligations (including tax penalties and associated interest charges owed to Indonesia and hereinafter referred to as the “Settlement Obligations” under the Asset Purchase and Sale Agreement). As a result of IPRJ’s breach, CRC alleges that BPMIGAS, the Indonesian regulatory body that issues the work program and budget approvals in connection with oil production under the Bawean PSC, did not approve the 2004 and 2005 work programs and budgets for operation of the Camar Field. CRC is seeking monetary damages including $12,000,000 representing lost production suffered by CRC because of IPRJ’s failure to settle the Settlement Obligations, $1,000,000 per month commencing on the date of the filing of the Complaint for each month production is not obtained from the properties subject to the Bawean PSC, and an award of costs and interest on the damage amounts stated above.

On October 25, 2005, CRC paid $2,250,000 of the Patra Drilling Contractor payable on behalf of the Company and settled the total amount due at an amount $1,047,855 less than the recorded amount due.

On October 26, 2005 the Company received a Notice of Dilution from CRC alleging that the Company has not discharged its requirement to settle and pay all outstanding vendor and VAT tax obligations and that CRC has settled and paid $3,402,580 of vendor obligations and $2,123,892 of VAT obligations. Under the terms of the Asset Purchase and Sale Agreement, the Company has 45 days to reimburse CRC for the payment of such non-settled vendor obligations and, if CRC is not reimbursed, is subject to a dilution in their ownership interest in the joint operations by a factor of one percentage point for each $150,000 paid by CRC except that the Company ownership position shall not be diluted beyond 5% of the joint operations. Per the Notice of Dilution, CRC claims that the Company’s ownership should be reduced to 7.12%. Under the terms of the Asset Purchase and Sale Agreement, the Company is entitled to reimburse CRC for the payment of such debts and avoid the dilution in the Company’s ownership interest. The Company intends to respond to the Notice of Dilution within the time frame permitted under the Asset Purchase and Sale Agreement. The Company does not believe that the payment of the debts by CRC was in accordance with the terms of the Asset Purchase and Sale Agreement and accordingly that the Notice of Dilution is not enforceable and the Company does not believe that CRC is entitled to reduce the Company’s ownership percentage in the Bawean PSC

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Safe Harbor

This Quarterly Report on Form 10-QSB contains “forward-looking statements”. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,”  “anticipate,”  “expect,”  “intend,”  “plan,”  “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to as the following:

•	whether or not we are able to successfully develop and market our concept,

•	whether or not we will be able to obtain the financial resources we need to start and continue our operations;

•	whether or not we will be able to compete successfully with others in our industry;

•	whether or not we will continue to receive the services of our management team;

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Additional information of additional factors that could affect our business or financial results or condition is included in our Registration on Form 10 Report, as amended, and filed on October 18, 2005.

GENERAL OVERVIEW

The oil properties of the Company consist of the Bawean Production Sharing Contract (“PSC”) in the North Java Sea approximately 430 miles east of Jakarta, Indonesia and 50 miles north of the island of Java. The Bawean PSC consists of two offshore areas which include the Camar and Tuban Blocks. The petroleum lands had been under exploration and development since February 12, 1981 by predecessor firms granted by Pertamina, the government owned oil company in Indonesia with the authority to grant PSCs and similar agreements with operators. Predecessor firms include Kerr-McGee Corporation, Cities Service Oil Co. (“CITGO”) and Enterprise Oil plc (which was acquired by Royal Dutch Shell in 2002). The assets consist of all rights and entitlements relating to the 100% interest in the Bawean PSC and the South Camar Utilization and Unit Operating Agreement (“UOA”), all technical and proprietary information acquired pursuant to the Bawean PSC and Camar UOA, equipment and inventory.

The Camar Block is operated under a production sharing contract. There is no royalty payable, although there is a “First Tranche Petroleum” provision (“FTP”), which is a percentage of the gross production revenue that is shared directly with the Indonesian government, before any cost of recovery or profit oil is taken. The FTP is 20% of the gross production revenue, and the Company is entitled to a 45.45% share of it, up to a maximum of 89.09%. Allowable costs are recovered from the remaining 80% of the gross production, with any unused cost oil being shared with the government in the same proportions as the FTP. Because the field has not performed as well as the previous operator(s) had predicted, there is a large un-recovered cost pool, amounting to approximately $165,479,000 still associated with the Camar oil field, and consequently all of permitted cost oil allowances will revert to the contractor group. Therefore, the Company retains 89.09% of the proceeds of all crude oil sales. We believe that our association with Camar Resources Canada, Inc (“CRC”), the sale of a 70% interest in the Bawean Block Production Sharing Contract to CRC, CRC acting as the Operator of the joint venture, and CRC’s production and management skills in oil production as well as the favorable relations with the Indonesian government will help to overcome the difficulties that prior operators of the field experienced. However, until a vessel is secured by purchase or lease, the production and off loading of oil cannot commence and thus revenues will not be realized. On September 27, 2005, CRC entered into an agreement for the use of a storage tanker at the Camar field with PT. Panji Adi Samudera (PAS) Maritne (“PAS”). The Company anticipates that the storage tanker will be in the field and operational by November 15, 2005.

On November 26, 2004, we entered into an Asset Purchase and Sale Agreement with Camar Resources Canada, Inc. (“CRC”) for the sale of a 70% interest in the Bawean Block Production Sharing Contract in exchange for $10,500,000. The purchase price was allocated between amounts to be placed in a Joint Operating Account ($1,000,000), amounts to be used for the settlement of trade debt ($4,500,000) and funds to the Company for general operations ($5,000,000). Under the terms of the agreement CRC is to act as the Operator of the project. The net proceeds from the operation are to be shared 70% by CAMAR and 30% by the Company. The transaction was completed on January 14, 2005 and all remaining funds due us were transferred as of that date. As a result of the above transaction, $9,712,950 was reported as a gain on the sale of oil rights during the quarter ended June 30, 2005.

The funds deposited in the Joint Operating Account are to be used by the Operator as our 30% of operating expenses whereas the remaining 70% of operating expenses is to be paid by CRC as their share of operating expenses. The Joint Operations Account is replenished through quarterly cash-calls by the Operator of the Bawean PSC to the Joint Venture Partners. As of September 30, 2005, we have a credit remaining of $348,933 in the Joint Operating Account for future expenditures.

The $4,500,000 of funds deposited in the Trade Debt Settlement Account is to be used for the settlement of debt with creditors, less amounts owed to the Indonesian Government for VAT. As of December 31, 2004, the total amount owing for such debts was $9,826,622. As of September 30, 2005, we were successful in reducing the debt balance by $6,125,566 by negotiating favorable settlement agreements with creditors. Of the amount of debt balance reduce, $1,122,579 was a result of CRC paying the vendors directly. As a result of these settlement agreements, we recorded a gain, in other income, of $3,166,558 for the nine months ended September 30, 2005. It should be noted that if we are not able to settle the remaining amounts due, we could request CRC to pay off such amounts in exchange for a reduction in our remaining 30% share interest. Our agreement allows for the reduction of 1 percentage point of ownership for each $150,000 paid by CRC on our behalf.

Additionally, under the terms of the agreement, CRC is to pay the gross VAT payable amount owing the Indonesian government, amounting to $1,196,729 as of September 30, 2005, net of all interest expense accrued as of the time of the payment by CRC. VAT paid by PSC’s in Indonesia is a refundable tax. We are to reimburse CRC for such payment, or for any part of such payment that has not been refunded by the Indonesian Government, within six months with interest at 1.5% per month.

Finally, if there is a final settlement in the National Oil Well Maintenance Company and Enterprise Trading Limited versus Fortune Oil and Gas Inc, Fortune Ship Management Ltd and Indo-Pacific Resources (Java) Ltd. lawsuit that we are unable to satisfy, CRC will pay the short fall and we shall transfer to CRC percentage interests in accordance with the same formula as stated in the previous paragraph. As of September 30, 2005, the parties had not reached a settlement agreement.

For the year ended December 31, 2004, we achieved revenues from oil properties of $3,069,747. Our oil production during the year was curtailed in April 2004 due to production difficulties associated with pipeline blockage and equipment malfunctions complicated by cash flow shortfalls which further delayed repairs of the oil production capabilities. Finally, on August 19, 2004, the vessel used for the storage of produced crude oil was handed over to the debt holder of the vessel for non-payment of debt obligations. From the date of loosing the vessel used for storage we had no alternative arrangement for the use of a tanker for storage of oil produced at the Camar field. Therefore we suspended oil production and have not generated revenue from oil production since. As a result, we sold 96,940 barrels of oil during the year ended December 31, 2004 down from 134,894 barrels of oil sold during the year ended December 31, 2003.

In the past we have experienced production delays due to mechanical malfunctions and cash flow difficulties. We believe that the joint venture agreement with CRC will assist in overcoming these difficulties. The production of oil in 2004 was negatively impacted causing negative gross margins after production costs, net losses for the applicable years and negative cash flow from operations. Likewise, for the nine months ended September 30, 2005 there was not any production of oil. However, the past trend of negative operations will, we believe, reverse itself due to: the maintenance and operation of the oil fields being operated by CRC as the Operator; CRC being responsible for 70% of total operating costs while we will be responsible for 30% of the operating costs; securing of a vessel to off load the oil production and the ability to sell the oil to third parties and the general price increases in the price per barrel in the world markets. Once oil production is commenced, we believe that the gross oil revenues of the joint operations will increase and will produce profitable operations to the Joint Partners and thus to our 30% share of operational results.

During the months of January through March, the geographical location of our oil properties often experiences storms and high seas. While such conditions make it difficult to impossible to off load oil production, it does not, in general, preclude us from producing oil and storing it in the moored vessel that will be used of storage. Once calm seas are returned, the production stored may be off loaded and sold.

Our financial results are largely dependent on a number of factors, including commodity prices. Commodity prices are outside of our control and historically have been and are expected to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future crude oil prices and therefore, cannot accurately predict revenues. In the nine months ended September 30, 2005, we did not realize any revenues from oil production due to the lack of a vessel to store oil production. In 2004, for the oil produced and sold, our realized oil price was 42.3% higher than in 2003.

Outlook

The following information summarizes management’s outlook for calendar year 2005:

•	We expect that the Joint Venture Operation will have secured a vessel to be used for storing produced oil prior to sell to customers will be secured during the fourth quarter.
•	We expect that the Joint Venture Operation will commence oil production approximately sixty to ninety days after a storage vessel is chartered, although the production levels will be minor in amount.
•	We do not expect that the oil production occurring during the quarter, if any, will be sold to customers and, therefore, the production will be held as inventories as of the end of the year.
•	Once production is resumed at the Camar field, we believe we will be able to produce approximately 1,500 barrels of processed oil per day over the balance of 2005.
•
We believe that as we continue to execute our strategy, we will see improved liquidity through cash generated by operating activities. We believe that we will need additional capital to finance operation, current operating losses and to settle current debts. Our current working capital deficit, the anticipated sale of our mooring system, the credit balance in our joint operating account, and the continuing settlement of vendor payables at less than recorded values will not be sufficient to maintain our current operating levels without the additional capital.

Critical Accounting Policies

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. Maintenance and repairs are expensed as incurred.

Oil and natural gas property costs are depleted based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are assessed periodically for impairment on a country-by-country basis. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. Depletion recorded in these financial statements is based upon a reserve report by Petroleum Geo-Services (UK) Ltd dated March 18, 2005.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

The net capitalized costs of proved oil and natural gas properties are subject to a “ceiling test” which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation and depletion. Because of the volatility of oil and natural gas prices, no assurance can be given that there will not be further write-down in future periods.

Oil and Natural Gas Reserve Estimates

Estimating quantities of proved reserves is a subjective process and involves estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The reserve data included in these financial statements are estimates as of December 31, 2004 and were prepared by Petroleum Geo-Services (UK) Ltd. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expenses, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions, such as oil and natural gas prices and the present value discount rate.

Proved reserve estimates prepared by others may be substantially higher or lower than the Company’s estimate. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantities actually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production.

Revenue recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers, when title passes, the amount is determinable, and collection is reasonably assured.

Impairment of Long-Lived Assets

Management evaluates long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future undiscounted cash flows from the use of an asset are less than the carrying value, impairment would be recorded to reduce the related asset to its estimated fair value.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the fair value method under SFAS No. 123. Due to the adoption of SFAS 123 no pro forma disclosures are presented as required by SFAS 148.

Common stock issued for salaries and other services are recorded at the estimated fair value at the time of issuance.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

The following tables set forth the percentage relationship to total revenues of items included in the Company’s Consolidated Statements of Operations for the quarters ended September 30, 2005 and 2004.

Revenues

We did not have any revenues from oil production in the three months ended September 30, 2005 as a result of not having a vessel available for the off loading and storage of produced oil. Additionally, there were not any revenues from oil production in the three months ended September 30, 2004 as a result of the discontinuance of oil operations on April 5, 2004, due to a mechanical malfunction in our largest producing well, CM-1. Additionally, on August 14, 2004, the vessel, into which the produced oil was to be stored, off loaded and brought to market, was handed over to the debt holder as partial payment for the loan secured by the vessel. The Company did not have an alternative method to store oil production thereafter.

We do not presently have the ability to transport or store gas produced and consequently we derive no revenues from gas production. All gases are flared at the oil platform.

For the three months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Income from Oil and Gas Properties	$–	$–	$–	N/A

The Company and CRC have identified a storage tanker for lease that can be used at the Camar field. CRC is in advanced discussions with PAS for the use, maintenance and staffing of the storage tanker “Fortuna Ayu” (which was previously owned by the Company and surrendered to NOWMCO) PAS acquired the ship “Fortuna Ayu” from NOWMCO’s assignee, Enterprise, in September 2005 in anticipation of entering into the charter agreement for the ship for the Camar field with CRC. We believe chartering a storage tanker is a better approach for economic and operating reasons than attempting to acquire ownership of another storage tanker and obtaining the financing necessary to undertake that commitment. We anticipate the cost to charter the storage tanker will be approximately $10,750 per day. That cost will include all staffing, maintenance, upkeep and related items necessary to keep the storage tanker in continuous operations in the field. We anticipate that the storage tanker will be operational at the Camar field in December 2005.

Expenses

Production Costs

For the three months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Production Costs	$–	$64,944	$(64,944)	(100%)
Percentage of Total Revenues	N/A	N/A

During the three months ended September 30, 2005, the production facilities were idle and, therefore, all cost incurred have been reported as Other Expense -property and equipment maintenance csosts. The total costs incurred in the three months ended September 30, 2004 were approximately $65,000. Revenues ceased on April 5, 2004. However, certain fixed and variable costs, such as payroll expenses, routine maintenance, and supervisory personnel costs, continued to be incurred. As a result, the Company generated a negative gross margin from operations of $65,000 due to continuing oil production related costs as the source of the well malfunction was investigated and attempts were made to solve the problems. On August 19, 2004, the vessel was handed over to the debt holder of the vessel as partial payment on the loan and, therefore, until a replacement vessel is secured, the Company does not have the ability to generate revenues. As a result of the equipment malfunctions and the loss of the vessel, the Company has not had production capabilities since April 5, 2004.

Depreciation and depletion of oil and gas properties

For the three months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Depreciation and depletion	$27,886	$29,838	$ (1,952)	(6.5)%
Percentage of Total Revenues	N/A	N/A

Depreciation costs incurred in the three months ended September 30, 2005 have been classified as Idle Depreciation in Other Income and Expenses below. Depletion of the oil reserves was not charged to operations in the three months ended September 30, 2005 because the oil production facilities had been idle since August 19, 2004 when the owner of the vessel foreclosed on the loan, due to non-payment, and took possession of the vessel. Comments included in this section relate to the decrease in depreciation expense for the three month periods ending September 30, 2005 and 2004.

Depreciation of oil equipment and depletion of oil properties decreased by 6.5% for the three months ended September 30, 2005 from the three months ended September 30, 2004. On February 18, 2005, the Company purchased a mooring system, which is required for vessel off loading of oil production, at a gross cost of approximately $500,000 and commenced depreciation during the period. Depreciation expense of $27,886 for the three months ended September 30, 2005 was included in Other income (expense) - idle production costs in the Statement of Operations for the period then ended as the Company was not facilitated for oil production during the period.

Selling, general and administrative costs

For the three months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Selling, General and Administrative Costs	$616,963	$659,376	$(42,413)	(6.43)%
Percentage of Total Revenues	N/A	N/A

Selling, general and administrative costs increased by $42,413 or 6.43% primarily due the addition of one accounting staff in the Corporate Office and consulting services in connection with financial reporting.

Other Income and Expense

Other income and expense consisted of the following items:

For the three months ended September 30,
	$	$	$	%
	2005	2004	Change
Gain (loss) on settlement of trade payables at less than recorded values	$(10,679)	$–	$(10,679)	100.0%
Foreign exchange gain (loss)	7,717	(26,058)	33,775	129.6%
Interest expense	295,675	238,631	57.044	23.9%
Idle depreciation	27,886	–	27,886	100.0%
Property and equipment maintenance costs	191,942	–	191,942	100.0%
Legal Settlement Costs	90,000	–	90,000	100.0%

The loss on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the amounts owed at amounts less than that the recorded liability. During the three months ended September 30, 2005, debts were settled for less than the recorded value amounting to $55,129 offset by a new claim, which appeared valid, amounting to $65,808. As of September 30, 2005, the Company was successful in settling the following debts:

Vendor	As of September 30, 2005	As of December 31, 2004	Payments in Cash	Forgiveness of Debt	Increase in Payables
Haliburton Services PT	$–	$1,055,012	$158,252	$896,760	$–
Patra Drilling Contractor	3,297,855	3,297,855	–	–	–
Prosafe Production Services Pte. Ltd	–	1,581,388	385,337	1,196,051	–
Other vendors (1)	2,300,271	5,921,376	4,560,529	1,073,747	2,013,171
Total	$5,598,126	$11,855,631	$5,104,118	$3,166,558	$2,013,171

(1)	Vendors listed include those with a balance of 10% or greater of total accounts payable and accrued liabilities as of December 31, 2004.

We are continuing to negotiate and settle any debts that have not been settled as of September 30, 2005 with the anticipation that all negotiations will be completed by the end of the calendar year. On October 25, 2005, CRC paid $2,250,000 of the Patra Drilling Contractor payable on behalf of the Company and settled the total amount due.

The net foreign exchange gain (loss) was due to gains realized from accounts payable recorded in foreign currencies and the related fluctuations of such currencies at the time of payment and unrealized gains or (losses) recorded for the change in the stated value of assets or liabilities as of the end of the quarter.

Property and equipment maintenance costs incurred during the three months ended September 30, 2005 of $191,942, and idle depreciation expense of $27,886 relates to the fixed costs and continuing employee and related costs incurred during the period in which the Company had no production and all facilities were idle.

Interest expense consists of interest on short term obligations, VAT taxes payable and withholding of corporate income taxes and personal income tax withholdings and the accrued interest related to the NOWMCO outstanding debt. The amount of interest expense for the three months ended September 30, 2005 decreased by $57,044 from the amount accrued during the three months ended September 30, 2004 due to the payment of approximately $2.0 million of interest bearing short term debt during the six months ended June 30, 2005. The remainder of the interest expense is for additional accrued interest on the NOWMCO debt, $42,741, and $13,817 of accrued interest for advances made by CRC for vendor obligations and VAT taxes payable.

Income Taxes

We account for income taxes under the liability method, which requires us to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of September 30, 2005, the deferred tax assets related to our net operating loss carry-forwards are fully reserved. The Company has not provided an income tax provision for the three months ended September 30, 2005 due to the available federal tax loss carry forwards of $12,827,374 as of December 31, 2004, capital losses available to offset capital gains and because earnings will not be taxable by the Federal Government until the earnings are repatriated to North America

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

The following tables set forth the percentage relationship to total revenues of items included in the Company’s Consolidated Statements of Operations for nine months ended September 30, 2005 and 2004.

Revenues

The Company did not have the ability to produce oil during the nine months ended September 30, 2005 as a result of not having a vessel to store production while awaiting the sale and off loading to a customer’s vessel. Revenues for the nine months ended September 30, 2004 are exclusively from oil production. We do not presently have the ability to derive production volumes from Natural gas and, as a result, all gases are flared.

For the nine months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Income from Oil and Gas Properties	$–	$3,069,747	$(3,069,747)	(100.0)%
Average Prices -
Oil sales price (per Bbl)	–	$31.67	N/A	N/A
Oil produced (Bbl’s)	–	96,940	N/A	N/A

Oil sold for the nine months ended September 30, 2004, amounting to 96,940 Bbls, ceased full operations on April 5, 2004 due to a mechanical malfunction in our largest producing well, CM-1. Additionally, on August 14, 2004, the vessel, into which the produced oil was to be stored, off loaded and brought to market, was handed over to the debt holder as partial payment for the loan secured by the vessel. The Company did not have a method to store produced oil production thereafter and, therefore, there was no further production throughout the year.

Operating Costs and Expenses

Production Costs

	$	$	$	%
For the nine months ended September 30,	2005	2004	Change	Change

Production Costs		$3,085,952	$(3,085,952)	(100.0)%

During the nine months ended September 30, 2005 the production facilities were idle and, therefore, all cost incurred have been reported as Other Expense - Idle facilities.

The total production costs incurred in the nine months ended September 30, 2004 were $3,085,952 which consisted of direct costs of oil production of approximately $2,599,044 and vessel related costs of $486,908.

The direct costs of production of $2,599,044 consisted principally of -

•	$1,252,000 of capitalized crude oil included in yearend inventories as of December 31, 2003.
•	$689,000 of rentals for supply charters and generators
•	$142,000 of production crew salaries
•	$205,000 for expenditures related to oil lifting costs
•	$90,000 of insurance costs
•	$78,000 of fuel costs
•	$43,000 of communication costs
•	$25,000 of food related costs for the production crew
•	$25,000 of storage and handling costs
•	$50,000 of other miscellaneous costs.

The vessel related cost of approximately $486,908, consisted principally of -
•	$193,000 of vessel crew costs
•	$124,000 of vessel related insurance costs
•	$69,000 of vessel maintenance and upkeep costs
•	$47,000 of vessel crew living quarters costs
•	$54,000 of other miscellaneous costs

We lost the use of the vessel on August 19, 2004 when the vessel was handed over to the debt holder of the vessel as partial payment on the loan.

Depreciation and depletion of oil and gas properties

	$	$		$	%
For the nine months ended September 30,	2005	2004		Change	Change

Depreciation and depletion	$81,427	$340,738	$	(259,311)	( 76.1%)
Percentage of Total Revenues	N/A	11.1%

Depreciation costs incurred in the nine months ended September 30, 2005 have been classified as Idle Depreciation in Other Income and Expenses below. Comments included in this section relate to the explanation of the decrease in depreciation expense for the nine month periods ending September 30, 2005 and 2004.

Depreciation of oil equipment and depletion of oil properties decreased by 76.1% for the nine months ended September 30, 2005 from the nine months ended September 30, 2004. The principal reason for the decrease in depreciation expense was due to the loss of the vessel, which had a book value of $1,910,262 on August 19, 2004, the date the vessel was handed over to the debt holder due to non-payment of monthly debt payments.

On February 18, 2005 the Company purchased a buoy mooring system, which is required for vessel off loading of oil production, at a gross cost of $500,000 and commenced depreciation during the period. Depreciation expense of $81,427 for the nine months ended September 30, 2005 was included in Other income (expense) - property and equipment maintenance costs in the Statement of Operations for the period then ended as the Company was not facilitated for production during the period principally due to the lost use of the vessel.

Depreciation of oil equipment and depletion of oil properties decreased by 76.1%, or $259,311, for the nine months ended September, 2005 from the nine months ended September 31, 2004. Depletion of the oil reserves was not charged to operations in the nine months ended September 30, 2005 because the oil production facilities had been idle since August 19, 2004 when the owner of the vessel foreclosed on the loan, due to non-payment, and took possession of the vessel.

Selling, general and administrative costs

For the nine months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Selling, General and Administrative Costs	$2,860,030	$2,010,739	$849,291	42.2%
Percentage of Total Revenues	N/A	65.5%

Selling, general and administrative costs increased by $849,291or 42.2% due to -

•	An increase of $181,533 incurred in relation to consulting fees associated with the VAT tax owed the Indonesian government
•	An increase of $222,000 incurred in relation to accounting consulting fees.
•	An increase of $158,000 incurred in relation to the employees who were laid off as a result of the 70% sale of our oil rights and CRC becoming the Operator of the oil field.
•	An increase of $223,870 for compensation expense recorded in connection with the granting of options.
•	An increase of $130,000 in legal expenses related to legal matters and lawsuits, the sale of the 70% interest in oil rights and general corporate matters.
•	A decrease of $64,000 for salary of an expatriate.
•	A net decrease of $2,112 for other matters.

Other Income and Expense

Other income and expense consisted of the following items:

For the nine months ended September 30,
	$	$	$	%
	2005	2004	Change	Change
Gain on settlement of trade payables at less than recorded values	$3,166,558	$–	$3,166,558	100.0%
Foreign exchange gain (loss)	(85,242)	(20,875)	64,367	308.3%
Interest expense	418,490	725,806	(307,316)	(42.3)%
Gain on sale of oil rights	9,712,950	–	9,712,950	100.0%
Idle depreciation	81,428	–	81,428	100.0%
Legal settlement cost	90,000		(90,000)	(100.0)%
Property and equipment maintenance costs	554,398	–	554,398	100.0%
Other income (expense)		(765)	765	100.0%

The gain on the settlement of trade payables at less than recorded values results from negotiations and payments with various unsecured creditors for the settlement of the amounts owed at amounts less than those recorded as a liability.

The net foreign exchange gain (loss) was due to gains realized from accounts payable recorded in foreign currencies and the related fluctuations of such currencies at the time of payment and unrealized gains or (losses) recorded for the change in the stated value of assets or liabilities as of the end of the quarter.

The gain on the sale of oil rights pertains to the November 26, 2004 agreement, which was effective on January 14, 2005 which we entered into with CRC for the sale of a 70% interest in the Bawean Block Production Sharing Contract in exchange for $10,500,000. The net gain amounted to $9,712,950. The basis of the oil rights was $1,102,595 at December 31, 2004.

The legal settlement cost was a result of the settlement agreement reached in connection with the Glencore litigation.

Property and equipment maintenance costs during the nine months ended September 30, 2005 of $554,398, and idle depreciation expense of $81,427 relates to the fixed costs and continuing employee and related costs during the period in which the Company had no production and all facilities were idle.

Interest expense consists of interest on short term obligations, VAT taxes payable and withholding of corporate income taxes and personal income tax withholdings and the accrued interest related to the NOWMCO outstanding debt. The amount of interest expense for the nine month ended September 30, 2005 decreased by $307,316 from the amount accrued during the nine months ended September 30, 2004 due to the payment of approximately $2.0 million of interest bearing short term debt during the period. The majority of the interest expense, $165,580, is additional accrued interest on the NOWMCO debt and $239,117 of additional accrued interest on unpaid VAT and withholding taxes due the Indonesian government and accrued interest of $13,817 for funds advanced by CRC in the payment of vendor debts and VAT taxes.

Income Taxes

We account for income taxes under the liability method, which requires us to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of September 30, 2005, the deferred tax assets related to our net operating loss carry-forwards are fully reserved. The Company has not provided an income tax provision for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004 due to the available federal tax loss carry forwards of $12,827,374 as of December 31, 2004, capital losses available to offset capital gains and because earnings will not be taxable by the Federal Government until the earnings are repatriated to North America.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business, to date, primarily from issuances of equity and debt securities as well as the sale of a 70% interest in the Bawean PSC dated February 12, 1981 rights in exchange for $10,500,000 which was effective as of January 14, 2005. Our sources of liquidity are cash flows which may be a result of the production and sale of oil through our joint venture with CRC. Since the completion of the Agreement, the joint venture has not produced and sold any oil. This is principally a result of the joint venture not having a vessel to off load the oil production. Although the joint venture continues to actively seek to contract for a vessel, there is not one in place to do so. Therefore, we are currently experiencing negative cash flow as a result of our requirement, by the Agreement, to fund 30% of the Operators expenses and our continuing obligations for general and administrative expenditures. We will attempt to sell the buoy mooring equipment to PT. Panji Adi Samudera (PAS) Maritime (“PAS”) the party to the vessel charter agreement in an attempt to provide positive cash flow to the Company. We believe that the Operator will be able to secure a vessel for off loading and to begin the production of oil before the end of the fourth quarter of 2005. Within six months after securing the vessel, we expect to be cash flow positive from operations.

For the Three Months Ended September 30, 2005

At September 30, 2005 our principal sources of liquidity consisted of $6,905 of cash compared to $8,122 at September 30, 2004. As of September 30, 2005 we were successful in reducing the trade debt balance by approximately $641,477.

Cash used in operating activities was $2,239,914 for the three months ended September 30, 2005 as compared to cash used in operating activities of $55,505 for the three months ended September 30, 2004. At September 30, 2005, we had a working capital deficit of $12,543,868. Operating cash flows for the three months ended September 30, 2005 reflect our net (loss) of $1,255,428.

Cash used by investing activities of $22,967 for the three months ended September 30, 2005 consisted primarily of payments for purchases of property and equipment. There was no cash used or provided in investing activities the three months ended September 30, 2004.

Cash provided by financing activities for the three months ended September 30, 2005 was $2,264,739 due to the advances made by CRC to us for the payment of certain vendor liabilities and payments of certain taxes due the Indonesian government.

During the year ended December 31, 2004, our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our recurring operating losses raise substantial doubt about our ability to continue as a going concern.

Based on our current plans, which includes the future operation of the joint venture with CRC, we believe that our cash, cash equivalents, prepaid joint venture operating expenses and anticipated sale of our buoy mooring system will be sufficient to enable us to meet our planned operating needs for at least the next 12 months. As of September 30, 2005, we had cash of approximately $6,905 and restricted cash of $58,833, a prepaid joint operating balance of approximately $348,933 which is the equivalent of approximately $1.2 million of total operating expenses because our contractually required share is 30% of total expenses, and are anticipating to sell the mooring system in a sale/leaseback transaction in which the Operator (CRC) would lease it on behalf of the joint venture.

For the Nine Months Ended September 30, 2005

Cash used in operating activities was $8,568,632 for the nine months ended September 30, 2005 as compared to cash used in operating activities of $500,414 for the nine months ended September 30, 2004. At September 30, 2005 we had a working capital deficit of $12,543,868. Operating cash flows for the nine months ended September 30, 2005 reflect our net profit of $8,789,922. Additionally, cash payments of interest during the nine months ended September 30, 2005 amounted to $498,586.

Cash provided by investing activities of $8,468,638 for the nine months ended September 30, 2005 consisted primarily of the purchase of a buoy mooring system for $500,000 in anticipation of securing a vessel for oil off loading offset by the receipt of the final payment of $9,000,000 for the 70% sale of oil rights.

Cash provided by financing activities for the nine months ended September 30, 2005 was $97,893. This consisted principally of the payoff of short-term debt totaling $307,666 and the issuance of common shares in payment of Directors Fee which had a book value of $1,754,178. During the period the following debts were paid; Asian Companies, companies controlled by Company’s directors, ($188,220), RBM ($210,820), Alislair MacLeannar ($125,000), Maraman Ltd. ($579,056), Michael Hendri ($130,000) CIBC ($933,750) and an advance of $2,264,739 to CRC was incurred.

During the nine months ended September 30, 2005, we had a net profit of $8,789,922 of which $9,712,950 consisted of net profits from the sale of the 70% % interest in the Bawean Block Production Sharing Contract for a gross purchase price of $10,500,000 and $3,166,558 from the settlement of outstanding debt at less than values recorded in prior periods. Offsetting the gains were expenses for general and administrative expenses and continuing expenses for the maintenance of property and equipment, depreciation expense and interest expense.

During the year ended December 31, 2004, our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our recurring operating losses raise substantial doubt about our ability to continue as a going concern.

Based on our current plans, which includes the future operation of the joint venture with CRC, we believe that our cash, cash equivalents prepaid joint venture operating expenses and anticipated sale of our buoy mooring system September 30, 2005 we had cash of approximately $6,905 and restricted cash of $58,833, a prepaid joint operating balance of approximately $348,933 which is the equivalent of approximately $1.2 million of total operating expenses because our contractually required share is 30% of total expenses, and are anticipating to sell the buoy mooring system in a sale/leaseback transaction in which the Operator (CRC) would lease it on behalf of the joint venture.

Changes in Working Capital between September 30, 2005 and December 31, 2004

During the nine months ended September 30, 2005, the Company decreased its working capital deficit from $23,645,185 to $12,543,868, or an $11,101,317 decrease. The principal reasons for the decrease in negative working capital were as follows:

•
Decrease in accounts payable and accrued expenses by $6,257,505. During the period the Company received the remainder of the funds from the $10.5 million sale of a 70% interest in oil rights, or $9,000,000, and used a portion of the funds received to pay down outstanding payables.

•
Decrease in short term debt by $1,402,107. As noted above, the Company received the final payment on the sale of a 70% interest in its oil rights and used a portion of the funds received to pay down outstanding short term debt.

•
Advances payable to related parties and accrued salaries and wages decreased by $243,750 and $287,302, respectively. As noted above, the Company received the final payment on the sale of a 70% interest in its oil rights and used a portion of the funds received to pay down outstanding these obligations.

•	Decrease in Directors Fees by $1,604,000 which was paid by the issuance of 17,491,784 shares of common stock.
•
Other current assets increased by $360,529 as a part of the requirements of the Agreement for the sale of a 70% interest in its oil rights wherein we were required to deposit $1,000,000 in the Joint Operating Account. As of the end of September 30, 2005, there remained a prepaid balance, for future operations of the Operator, of approximately $348,933 as our 30% share of future expenditures.

•	Decrease in taxes payable by $1,001,609 and increase of tax receivables of $456,842 as a result of adjusted interest and payments made by CRC on behalf of the Company.
•	Decrease in interest payable of $345,394, principally related to interest due the Indonesian government on tax related payables.
•	Other, net $52,516.

Off-Balance Sheet Arrangements

On November 26, 2004, we entered into an Asset Purchase and Sale Agreement with Camar Resources Canada, Inc. (“CRC”) for the sale of a 70% interest in the Bawean Block Production Sharing Contract. The contract became effective on January 14, 2005. As a part of the sale of the 70% interest and us becoming a 30% sharing partner, we also entered into a Joint Operating Agreement. The purpose of the Joint Operating Agreement was to establish the rights and obligations of the parties with regard to the joint operations of the joint venture. CRC is to act in the position of Operator of the project and shall be reimbursed for all expenses necessary to run the operations. Should either party default from paying its share of the joint expenses and the default is not cured within 30 days of a default notice, the non-defaulting party may require the defaulting party to cease the Agreement. If executed, the defaulting party’s interest shall be transferred to the non-defaulting party. Therefore, we may be exposed to a financing, liquidity, market or credit risk that could arise from the Joint Operating Agreement

Certain Business Risks

Our Business Is Dependent Upon a Single Operating Asset; Our Operations are Not Diverse

Our sole operating asset is our 30% interest in the Bawean Production Sharing Contract (“Bawean PSC”), issued by an entity controlled by the Indonesian government, which gives us and our joint venture partner, Camar Resources Canada, Inc. (“CRC”), the right to develop and produce oil and natural gas in two petroleum blocks in the Java Sea, off the coast of Indonesia, known as the Camar and Tuban blocks. CRC owns the other 70% of the interests in the Bawean PSC and operates the day-to-day oil production at the Camar field, which is currently the only operation under the Bawean PSC. Revenues from our 30% interest represent not less than 100% of the revenues of the Company. All of our operations are focused upon and dedicated to our interests in the Bawean PSC and our joint venture with CRC. Should we or CRC become unable to operate the Camar field under the Bawean PSC due to regulatory, equipment, human resource or legal or business reasons, or should the Camar and Tuban fields cease to be exploitable for any other reason, or if the Indonesian government were to suspend or revoke the Bawean PSC, or if for any other reason this asset should cease to produce revenues or become impaired for a substantial period of time, our business would be materially harmed and you could lose the entire value of your investment in our common stock.

If the Bawean PSC Is Not Extended for Us in 2011, We May Have No Operations or Sources of Revenue At All

The Bawean PSC by its terms will terminate in February 2011. While we will attempt to have it extended for an additional term there can be no assurance that it will be extended to us or on terms acceptable to us. We can make no assurances that the Bawean PSC will be extended. As part of any extension negotiation, we may need to substantiate to the Indonesian government our ability to continue oil operations at the Camar field, our plans to develop the natural gas resources at the Camar field, and our plans to develop the oil and natural gas resources at the Tuban field. We do not presently have plans to develop the untapped natural gas and oil resources at the Camar and Tuban fields and there is a risk that we would be unable to develop such plans timely, or in a manner satisfactory to the Indonesian government prior to the expiration of the Bawean PSC. The Indonesian government may seek to grant the Bawean PSC contract rights to another party, if the Indonesian government determines that such a party is better able to develop the fields from a financial and operating perspective. We anticipate that the extension negotiations concerning the Bawean PSC may commence as early as 2009. In the event the Bawean PSC is terminated in 2011, we may have no other operating assets or sources of revenue at that time. If the Bawean PSC is terminated and we have no other operating assets or sources of revenues, our business would be materially impaired and you could lose the entire value of your investment in our common stock.

We are Dependent on the Services of Key Management and Employees

We are highly dependent on the services of our Chief Executive Officer and President. The loss of either of Mr. James Wensveen or Mr. David Nunn, our sole executive officers, could have a material adverse effect on our operations. We believe that Mr. Wensveen and Mr. Nunn have a well-developed understanding of the unique social and business cultures in Indonesia and as such are able to negotiate, manage and operate the Company’s business activities within Indonesian, including working with regulatory authorities and Indonesian business enterprises. We do not believe that such skills and unique qualities could be easily replaced, if at all. Mr. Wensveen and Mr. Nunn are currently our sole directors. We have entered into employment agreements with each of them, but we cannot assure their continued services to the Company. We do not maintain key-man life insurance with respect to any of our officers or employees. Our success will be dependent on our ability to continue to employ and retain skilled operational and executive personnel including Mr. Wensveen and Mr. Nunn, especially individuals that possess the proven ability to penetrate the Indonesian oil and gas industry. The loss of our executive management or any key employees could have a material and adverse effect on our business and could harm the value of your investment in our common stock.

Our Arbitration Case Against Camar Resources Canada, Inc. Could Remain Unresolved

On August 26, 2005 we commenced an Arbitration case against our Joint Venture Partner, Camar Resources Canada, Inc. (“CRC”) alleging that CRC breached it duties and obligations under the Joint Operating Agreement concerning the operation of the Camar field. Since the filing of the Arbitration CRC has undertaken activities that will promptly lead to resuming oil production at the Camar field, including entering into the charter for a new oil storage tanker at the Camar field. While we are in active discussions with CRC concerning the operation of the field by them, and while we believe the Company and CRC will resolve all open items and matters in dispute, we can make no assurances that CRC will perform its obligations under the Joint Operating Agreement to our satisfaction, or that CRC will not present counter-claims in the Arbitration proceeding. CRC has filed a response to the Arbitration asserting claims and defenses. If the Arbitration proceeding is not resolved and we do not withdraw the Arbitration, our working relationship with CRC and Medco (CRC’s indirect owner and operator) could become strained. If that were to occur CRC might resign as operator and we would be forced to undertake operation of the Camar field independently. While we are able to operate the field independently, there can be no assurances that we can continue to operate the Camar field while the Arbitration is pending, or that the Arbitration will become too costly or distracting to maintain. In such event, the lack of operations at the field or the lack of clarity over the performance of the Joint Operating Agreement while the Arbitration is pending could have a material and adverse effect on our business and could harm of the value of your investment in our common stock.

We Could be Harmed by Possible Terrorist Events in Indonesia and/or by the Instability of the Indonesian Political System

The country of Indonesia is susceptible to terrorist attacks and organizations, due in part to its geographic location, its lack of strong central police and regulatory powers and the generally underdeveloped or “third world” infrastructure and government organization. Should Indonesia, or any aspects of Indonesia’s commerce or government, become the target of terrorist actions, our operations could be adversely affected. Should the government of Indonesia destabilize due to political uncertainty, our operations could be adversely affected. Any adverse affect on our operations due to terrorist activities or the instability of the Indonesian government could harm the value of your investment in our common stock.

There is Currently No Oil Production or Revenues from Operations; We May be Unable to Locate and Operate a Storage Tanker and Resume Oil Production and Generate Revenues in a Timely Manner

The operation of the Camar oil field and the production of oil from the active wells at that field requires the use of a moored storage tanker to hold the processed oil pending sale. We, and our joint venture partner, currently do not own or charter such a storage tanker and as such, we have suspended oil production at the Camar field. We are currently not producing oil or natural gas at the Camar field or the Tuban field. We are currently in the process of locating a suitable storage tanker for lease at the Camar oil field to hold the processed oil pending sale. In connection with the chartering of an oil storage tanker we, or our joint venture partner, would need to contract with a ship management company to staff, operate and maintain the storage tanker. While we are actively pursuing a charter agreement for an oil storage tanker, we can make no assurances that an oil tanker will be available on terms acceptable to us, and our joint venture partner, if at all. Until we are able to obtain the use and management of an oil storage tanker we will not be able to resume operations at the Camar field and as such, we will have no revenues until the production is resumed. Our continued lack of oil production and revenues would have a material adverse effect on the value of your investment in our common stock.

The Operation of the Camar and Tuban Oil and Gas Fields Requires Permits and Certifications of Our Equipment; We May Not be able to Maintain or Renew such Permits in the Future

In connection with the production of oil at the Camar field, we must utilize and maintain numerous pieces of equipment. Many such items of equipment, including the oil processing platforms, are subject to periodic safety and compliance certifications by Indonesian government agencies. Currently, our joint venture partner has been able to apply for and maintain all necessary certifications and operating permits with respect to the equipment in use at the Camar field and we have been able to maintain the mooring buoy we own and use at the Camar field. However, we can make no assurances that such certifications and permits will be reissued timely, if at all, as our equipment ages and the certifications and permits become due for renewal. If we are unable to obtain all necessary certifications and permits on a timely basis, our operations could be interrupted, which would be harmful to your investment in our common stock.

We are Reliant on our Joint Venture Partner for the Direct Field Operation of the Camar and Tuban Oil and Gas Fields

Together with our joint venture partner, Camar Resources Canada, Inc. (“CRC”) we own 100% of the interests under a Bawean Production Sharing Contract, which gives us the right to operate the Camar and Tuban petroleum blocks in the Java Sea, off the shore of Indonesia. We originally owned 100% of the interests, but we sold 70% of such interests to CRC in 2004. Under the terms of our agreements with CRC, CRC is the day-to-day operator of the Camar fields, and we have no direct operating responsibilities in the field. Accordingly, although we can operate the field independently, presently all of our revenues depend on the successful operation of the Camar field by CRC. While CRC operates the Camar field under our Joint Operating Agreement with them, we cannot exercise absolute control over CRC or the operations in the field. Should CRC fail to operate the Camar field in a profitable manner, or should CRC cause substantial liabilities to arise, or should CRC engage in criminal conduct, or should CRC terminate its commitments to us and cease its operations without prior notice, our business and operations would be adversely effected and the value of your investment could be harmed.

Debt Settlement and Reduction in Percentage Ownership under the Bawean PSC

Under our agreements with our joint venture partner, Camar Resources Canada, Inc., if we are unable to settle and resolve certain liabilities for $4,500,000 or less, and if Camar Resources Canada, Inc. pays such liabilities on our behalf, we may be forced to forfeit some of our ownership interests in the Bawean PSC. These liabilities arise from our acquisition of GFB Java Resources, Ltd. and our settlement with Canadian Imperial Bank of Commerce. For every $150,000 in liabilities that CRC pays, in excess of $4,500,000, our percentage ownership interest in the Bawean PSC will be reduced by 1% unless we repay CRC for their advance payments within 30 days. In no event would our interest in the Bawean PSC be lower than 5%. However, any reduction in our ownership interest would result in less revenues to us, and as a result, the value of your investment in our common stock would be harmed.

Litigation Claims and Reduction in Percentage Ownership under the Bawean PSC

We are subject to various litigation claims and disputes in the ordinary course of our business and operations. We are presently a party to several material litigations. While we intend to vigorously defend such litigations, we cannot assure that we will be victorious and we cannot determine what damages, if any, we may be responsible to pay. Should any or all of the litigation matters we are a party to be determined against the Company, our business may be harmed and as a result your investment in our common stock could be negatively effected.

In addition, under our agreements with our joint venture partner, Camar Resources Canada, Inc., if we are unable to resolve the NOWMCO litigation favorably, we may be forced to forfeit some of our ownership interests in the Bawean PSC. For every $150,000 in litigation judgments that we must pay in excess of $2,550,000, our percentage ownership interest in the Bawean PSC will be reduced by 1%. In no event would our interest in the Bawean PSC be lower than 5%. However, any reduction in our ownership interest would result in less revenues to us, and as a result, the value of your investment in our common stock would be harmed.

Our Reserve Data and Future Estimates Are Based on Assumptions that May be Inaccurate and Are Based on Existing Economic and Operating Conditions that May Change in the Future.

There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated value, including many factors beyond the control of the operator. The reserve data set forth in this Registration Statement represents only estimates. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The reserve data included in this Registration Statement represents estimates that depend on a number of factors and assumptions that may vary considerably from actual results, including:

- historical production from the area compared with production from other areas;

- the assumed effects of regulations by applicable governmental agencies;

- assumptions concerning future natural gas and oil prices;

- future operating costs;

- severance and other operating taxes;

- development costs; and

- remedial costs.

For these reasons, estimates of the economically recoverable quantities of natural gas and oil attributable to any particular petroleum block, classifications of those reserves based on risk of recovery and estimates of the future cash flows expected from them may vary substantially with actual results. Accordingly, reserve estimates may be subject to upward or downward adjustment, and actual production, revenue and expenditures with respect to our reserves likely will vary, possibly materially, from estimates.

Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. The actual amount of the reserves could differ materially from what our analysis shows. Should the reserves at the Camar field or the Tuban field be substantially less than our reports indicate, the long term operations of the Company could be harmed and the value of your investment could diminish over time.

Lack of Current Development Plans For the Camar Field and the Tuban Field

Historically, we have produced only oil from the Camar field. We believe, based on reserve data, that the Camar field also contains significant volumes of natural gas. We also believe, based on reserve data, that the Tuban field contains oil and natural gas. However, we have no current plans to develop and exploit the Camar field for natural gas production, or the Tuban field for oil or natural gas production. Accordingly, should the Camar oil production subside or cease, or should the oil reserves at Camar fall far short of our expectations, we would be forced to develop the Camar natural gas reserve and the oil and gas reserves at the Tuban field at substantial cost to our Company and the join venture with CRC. Because we have no current development plans, our ability to quickly exploit those resources in the event the Camar field ceased to be profitable, would be impaired. The capital required to develop and exploit the Tuban field for oil and gas, and the Camar field for gas, would be significant and above any amount the Company could presently afford without financing. There can be no assurances that the Company will ever develop the natural gas reserve at the Camar field, or the natural gas or oil reserve at the Tuban field. The lack of this planned development could harm your investment by not providing a strategy to continue operations in the event the Camar field oil production should terminate.

We May Depend on Successful Exploration, Development and Acquisitions of New Petroleum Blocks to Access New Reserves and Revenues in the Future.

In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our existing reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves, even inside the Camar and Tuban fields. The business of exploring for, developing or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. In addition, we may be dependent on finding partners for our exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

Oil and Natural Gas Prices are Volatile, and Lower Prices will Negatively Affect Our Financial Results.

Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil prices have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors beyond our control. These factors include:

-	the level of consumer product demand;

-	overall economic conditions;

-	weather conditions;

-	domestic and foreign governmental relations;

-	the price and availability of alternative fuels;

-	political conditions;

-	the level and price of foreign imports of oil and natural gas; and

-	the ability of the members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil price controls.

Declines in natural gas and oil prices may materially adversely affect our financial condition, liquidity and ability to finance planned capital expenditures and results of operations.

We Face Competition from Other Natural Gas and Oil Companies As We Seek to Acquire Rights to New Petroleum Blocks.

We will encounter competition from other natural gas and oil companies in the acquisition of exploratory prospects and proven properties. Our competitors will include major integrated natural gas and oil companies and numerous independent natural gas and oil companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for exploratory projects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

We are Subject to Governmental Regulations and Environmental Risks.

Our operations are subject to various Indonesian regulations that may change from time to time. Matters subject to regulation include certification of equipment, oil export, oil storage, discharge permits for drilling operations, plug and abandonment bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. We also operate under regulations relating primarily to the protection of human health and the environment and to the development, production, handling, storage, transportation and disposal of natural gas and oil, by-products thereof and other substances and materials produced or used in connection with natural gas and oil operations. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs for any environmental hazards we cause. We also are subject to changing and extensive tax laws in Indonesia, the effects of which cannot be predicted. Compliance with existing, new or modified laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

We are Subject to Various Operating and Other Casualty Risks that Could Result in Liability Exposure or the Loss of Production and Revenues.

The natural gas and oil business involves operating hazards such as:

-	well blowouts;

-	damage to equipment due to marine and/or weather conditions;

-	mechanical failures;

-	explosions;

-	uncontrollable flows of oil, natural gas or well fluids;

-	fires;

-	geologic formations with abnormal pressures;

-	pipeline ruptures or spills;

-	releases of toxic gases; and

-	other environmental hazards and risks.

Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and the property of others. Under Indonesian law, we would be responsible for the remediation costs of any environmental hazards caused by us. If such environmental hazard were to arise, and if the remediation costs were substantial, our remediation expenditures could negatively impact our operations and harm the value of your investment in our common stock.

We May Not Have Enough Insurance to Cover All the Risks That We and Our Joint Venture Partner Face.

In accordance with customary industry practices, our joint venture partner (the operator of the Camar and Tuban fields) maintains insurance coverage against some, but not all, potential losses in order to protect against potential risks. We do not carry business interruption insurance. We and our joint venture partner may elect not to carry insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, we, and our joint venture partner cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

We Have Substantial Capital Requirements That, if Not Met, May Hinder Operations.

We and our joint venture partner have experienced and expect to continue to experience substantial capital needs as a result of our operations. We expect that additional external financing will be required in the future to fund our growth and our strategy to acquire new petroleum blocks for development, even if we resume oil production by the end of 2005. We, or our joint venture partner, may not be able to obtain additional financing on terms acceptable to us, if at all. Without additional capital resources, we may be forced to limit or defer our planned activities and development initiatives and thereby adversely affect the recoverability and ultimate value of our natural gas and oil properties, in turn negatively affecting our business, financial condition and results of operations. In addition, without adequate capital, we may not be able to pursue our growth strategy of acquiring new petroleum blocks or developing the Tuban field. Our failure to obtain adequate capital could harm the value of your investment in our common stock.

ITEM 3 - QUANTITATIVE AND QUALTATIVE DISCLOSURES ABOUT MARKETY RISK

Our Indonesian operations and the operations of our Joint Operations Partner, CRC, are transacted, in part, in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indonesian rupiah. In order to conserve cash, we do not utilized hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Accounting Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a -15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, President and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

We are enhancing our internal control procedures in preparation of having to make the required management report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We enhanced our internal control procedures by engaging a financial consultant to ensure timely compliance with the requirements of the Sarbanes-Oxley.

Changes in Internal Control Over Financial Reporting

These has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

Indo-Pacific Resources (Java) Ltd . v. Camar Resources Canada Inc. (International Chamber of Commerce, International Court of Arbitration, Paris, France)

On August 26, 2005, the Company’s wholly owned subsidiary Indo-Pacific Resources (Java) Ltd. (“IPRJ”) filed a Request for Arbitration (the “Complaint”) against Camar Resources Canada Inc. (the Company’s joint venture partner and owner of the 70% working interest in the Bawean PSC) with the International Court of Arbitration (the “Court”) in Paris, France. No case number has been assigned to this matter. The Complaint alleges CRC breached the Joint Operating Agreement (the “JOA”) that the parties entered into on November 26, 2004 and also breached its fiduciary duty to IPRJ by failing to take all necessary acts to commence oil production in the Camar Field. Among other things, IPRJ alleges that CRC breached the JOA by failing to purchase, charter, or otherwise engage a sea vessel for the storage of oil produced from the Camar Field. IPRJ also alleges that an agreement, either express or implied, exists regarding the use of a mooring system at the Camar Field (the “Mooring System Agreement”) and for which CRC, as operator of the Camar Field, is obligated to pay a daily fixed-cost charge, which it has failed to do. IPRJ seeks a finding that such breaches constitute sufficient grounds for the removal of CRC as operator under the JOA and for the appointment of a new operator that IPRJ can choose without any input from CRC. IPRJ is seeking monetary damages including approximately $4,850,000 for lost profits that will increase at a net rate of $550,000 every month (based on current crude prices) for every month the Camar field is not put into production, and also approximately $319,440 for the fixed charges related to the mooring system and which will also continue to accrue at an average monthly rate of $36,500.

On October 7, 2005, CRC filed an Answer to IPRJ’s Request for Arbitration and also a Counterclaim against IPRJ. CRC denies the breaches of JOA alleged by IPRJ and also alleges that no agreement exists regarding the use of a mooring system at the Camar Field. Further, CRC claims that IPRJ’s claim for non-payment for the mooring system charge is not a claim subject to this arbitration because it is a collateral claim and does not arise under the JOA, and that a claim for unjust enrichment or quantum meruit is not a matter that falls under the jurisdiction of the arbitration proceedings. CRC’s Counterclaim alleges IPRJ has breached the Asset Purchase and Sale Agreement (“PSA”) that the parties entered into on November 26, 2004 because IPRJ has failed to settle all of IPRJ’s trade debts and value added tax principal obligations (including tax penalties and associated interest charges owed to Indonesia and hereinafter referred to as the “Settlement Obligations”) under the PSA. As a result of IPRJ’s breach, CRC alleges that BPMIGAS, the Indonesian regulatory body that issues the work program and budget approvals in connection with production under the Bawean PSC, did not approve the 2004 and 2005 work programs and budgets for operation of the Camar Field. CRC is seeking monetary damages including $12,000,000 representing lost production suffered by CRC because of IPRJ’s failure to settle the Settlement Obligations, $1,000,000 per month commencing on the date of the filing of the Complaint for each month production is not obtained from the properties subject to the Bawean PSC, and an award of costs and interest on the damage amounts stated above. The Company received notification for the approval of the 2004 work program from BPMIGAS dated July 19, 2005. The Company intends to vigorously defend CRC’s allegations.

On October 26, 2005, the Company received a Notice of Dilution claiming that the Company has not discharged its requirement to settle and pay all outstanding vendor and VAT tax obligations and that CRC has settled and paid $2,967,021of vendor obligations and $2,123,892 of VAT obligations. Under the terms of the PSA, the Company has 45 days to reimbursement CRC for the payment of such non-settled vendor obligations and, if CRC is not reimbursed is subject to a dilution in their ownership interest in the joint operations by a factor of one percentage point for each $150,000 paid by CRC except that the Company ownership position shall not be diluted beyond 5% of the joint operations.

National Oil Well Maintenance Co. and Enterprise Trading Limited v. Fortune Oil & Gas, Inc., Fortune Ship Management Ltd. and Indo-Pacific Resources (Java) Ltd.

Fortune Oil & Gas, Inc. and its subsidiaries Fortune Ship Management Ltd. and Indo-Pacific Resources (JAVA) Ltd. are defendants and counterclaimants in an action pending in the United States District Court for the Southern District of New York captioned National Oil Well Maintenance Co. and Enterprise Trading Limited v. Fortune Oil and Gas, Inc., Fortune Ship Management Ltd. and Indo-Pacific Resources (JAVA) Ltd. , Case No 02 CV. 7666 (LBS), pending in the United States District Court for the Southern District of New York.  In this action, Plaintiffs seek to enforce promissory notes given by the Company in an approximate amount of $4.2 million dollars plus attorneys’ fees and interest.  On or about August 23, 2004, the Court granted Plaintiffs’ and Counter-defendants’ Motion for Summary Judgment on the promissory notes but did not fix an amount owed by the Company. The Company has asserted counterclaims against the Plaintiffs that greatly exceed the amount due under the promissory notes.  These counterclaims have survived Plaintiffs’ and Counter-defendants’ Motion for Summary Judgment and are scheduled to be tried on November 7, 2005. The Company intends to vigorously defend against this action. The Company, however, cannot control the outcome and cannot determine what losses may result from this, if any.

Glencore International AG v. Indo-Pacific Resources (Java) Ltd.

On March 5, 2003, the Company’s wholly owned subsidiary Indo-Pacific Resources (Java) Limited (“IPRJ”) entered into a sales contract with Glencore International AG (“Glencore”) whereby the Company committed to sell crude oil to Glencore in exchange for cash payments to IPRJ (the “Sales Contract”). However, due to unforeseen difficulties and as a claimed result of force majeure, IPRJ was unable to fulfill the required sales under the contract. On June 30, 2003, Glencore filed a claim before a London Arbitration Tribunal (the “Tribunal”) constituted under the rules of the London Maritime Arbitrators' Association in London, England against IPRJ for breach of the Sales Contract. No case number was assigned to the arbitration matter. Glencore seeks damages including the $91,300 for lost profit, and/or a declaration that IPRJ must indemnify Glencore for any claim brought by the third party Glencore had agreed to sell the oil it would have purchased from IPRJ, and/or $184,000 in indemnity damages caused by the breach to third parties, and also interest and the costs of suit and defense of the indemnity claims. IPRJ subsequently secured permission to file a Counterclaim against Glencore and has filed a Counterclaim before the Tribunal against Glencore for breach of the Sales Contract. IPRJ is seeking monetary damages against Glencore for such breach in the amount of $133,000. The Company’s subsidiary, IPRJ and Glencore have settled this matter and are finalizing the terms of a settlement agreement whereby IPRJ shall pay to Glencore the sum of $290,000 in one lump sum on or before November 1, 2005. The Company has guaranteed this payment. Upon payment in full of the settlement amount, the case will be formally dismissed. The Company is fully reserved for the sum of the settlement as of September 30, 2005.

P.T. Patra Drilling Contractor and Somaser, S.N.C. v. Indo-Pacific Resources (Java) Limited (formerly known as GFB Resources (Java) Limited) and related proceedings

On October 28, 2003, P.T. Patra Drilling Contractor (“Patra”) and Somaser, S.N.C. (“Somaser”) (collectively “Plaintiffs”) filed a Request for Arbitration (the “Complaint”) against the Company’s wholly owned subsidiary Indo-Pacific Resources (Java) Limited (“IPRJ”) with the Indonesian National Board of Arbitration (“BANI”) in Jakarta, Indonesia, and the matter was assigned number 184:X/ARB-BANI/2003. The Complaint alleges IPRJ breached the offshore oil and gas Jack-Up Drilling Rig services contract that the parties entered into on December 31, 1997 and a Joint Operating Agreement dated February 10, 1998 by failing to make required payments under the contracts. Plaintiffs are seeking damages including approximately $2,698,074, interest of approximately $772,038 plus all arbitration costs and expenses including legal fees. On August 24, 2004, BANI rendered an interim award based on an exception (motion) by IPRJ, holding that there was no arbitration agreement between IPRJ and Somaser and ordering Somaser excluded from further participation in the arbitration proceedings. On February 17, 2005, BANI rendered a final award against IPRJ, granting Patra's petition and ordering IPRJ to pay Patra US$ 2,682,073.99 and interest in the amount of US$ 772,037.26. BANI ordered IPRJ to comply with the final award within 30 days after the award was registered with the South Jakarta District Court (the “District Court”). On March 4, 2005, the clerk of BANI filed the final award with the District Court. On March 12, 2005, IPRJ filed a civil claim against Patra, Somaser and BANI in the District Court and the case was assigned Case No. 169/PDT/G/2004/PN.JKT.SEL. IPRJ alleged that Somaser and Patra violated Indonesian Laws by submitting the request for arbitration without a valid arbitration agreement made and signed by IPR, Somaser and Patra. On March 14, 2005, the District Court’s panel of judges rendered a judgment, declaring that the District Court had no jurisdiction to try this case. IPRJ has filed an appeal contesting this judgment and it is currently pending. On March 14, 2005, IPRJ also filed a Petition for Cancellation of the final arbitration award and it was assigned Case No. 73/PDT.P/2005/PN.JAK.SEL. On July 21, 2005, the District Court rejected IPRJ’s Petition for Cancellation of the final arbitration award. IPRJ then lodged a cassation with the Supreme Court to appeal the District Court’s judgment that rejected IPRJ’s Petition for Cancellation. IPRJ has also lodged a memorandum of cassation to the Supreme Court, through the District Court, and IPRJ’s cassation is currently pending. The Company believes that BANI has no jurisdiction over this case and intends to vigorously defend against the alleged claim and appeal the final arbitration award. The Company, however, cannot control the outcome and cannot determine what losses may result from this, if any.

On October 25, 2005, Patra Drilling Contractor was paid $2,250,000, in full payment of the amounts due, by CRC, the Company’s joint venture partner, on behalf of the Company.

Singapore Technologies Marine Ltd., et al. v. Fortune Ship Management Ltd. and Fortune Oil and Gas, Inc

On or about May 28, 2003, Singapore Technologies Marine Ltd. (“STM”) filed a claim in the High Court of the Republic of Singapore against the Company and its subsidiary Fortune Ship Management, Ltd. (“FSM”) (collectively the “Defendants”), and the case was assigned Suit No. 604 of 2003/P . The Complaint alleged the Defendants breached a contract to perform conversion/repair work on a vessel to become a floating offshore storage vessel by failing to make the required payments under the contract. STM claimed damages of $1,099,449 (Singapore Dollars) and accrued interest and costs of suit. On August 14, 2004, the parties filed a Notice of Discontinuance of this case with the Court, with each party bearing their own costs in the actions, and there has no been activity since that filing.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

3.1*	Charter of Fortune Oil & Gas, Inc. as filed in the State of Nevada
3.2*	Bylaws of Fortune Oil & Gas, Inc.
10.1#	Bawean Production Sharing Contract as amended dated February 12, 1981
10.2 #	Asset Purchase and Sale Agreement - Indo-Pacific Resources (Java) Ltd. and Camar Resources Canada Inc. as amended dated November 26, 2004
10.3 #	Joint Operating Agreement - Camar Resources Canada Inc. and Indo-Pacific Resources (Java) Ltd. - Operating Agreement Covering: Bawean Production Sharing Contract dated November 26, 2004
10.4 #	Sale, Purchase and Settlement Agreement between ProSafe Production Services PTE Ltd. and Indo-Pacific Resources (Java) Ltd. dated February 8, 2005
10.5 #
Settlement Agreement by and among Indo-Pacific Resource (Java) Ltd., Indo-Pacific Oil & Gas, Inc., Fortune Oil and Gas, Inc., GFB Resources Limited, Canadian Imperial Bank of Commerce, and CIBC Capital Partners, dated November 29, 2004

10.6 #	Lease Agreement for British Columbia Offices dated September 27, 2000
10.7 #	Lease Agreement as amended for Indonesian Offices dated March 15, 2005
10.8 #	Employment Agreement with Mr. Wensveen dated January 1, 2005
10.9 #	Employment Agreement with Mr. Nunn dated January 1, 2005
10.10 #	Fortune Oil & Gas, Inc. 2005 Equity Incentive Plan
10.11 #	Guarantee Agreement between Medco International Ventures Limited and Indo-Pacific Resources (Java) Ltd. dated November 26, 2004
10.12*	Employment Agreement with Mr. Yanianto
11 *	Computation of Per Share Earnings
21 #	Subsidiaries of the Registrant as of August 1, 2005
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Exhibit Filed on August 8, 2005 with the initial filing of the Registrant’s Registration Statement on Form 10 and incorporated herein by reference.
*	Exhibit Filed on October 18, 2005 with Amendment Number 1 to Registrant’s Registration Statement on Form 10 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE OIL & GAS, INC.

Date: November 16, 2005	By:	/s/ James B. Wensveen
Name: James B. Wensveen Title: Chief Executive Officer, Secretary and Director

Date: November 16, 2005	By:	/s/ David A. Nunn
Name: David A. Nunn Title: President and Director

Date: November 16, 2005	By:	/s/ Xin Feng
Name: Xin Feng Title: Chief Accounting Officer