Form 10QSB/A
period 2005-09-30
FORTUNE OIL & GAS INC
filed 2006-02-08
CIK 1119949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
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
Yes ☒ No ☐

The number of shares of common stock outstanding as of September 30, 2005 was 53,769,393

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

The registrant is a shell company (check one) Yes ☐ No ☒

FORTUNE OIL & GAS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FORTUNE OIL & GAS, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,905	$9,776
Accounts receivable		—
VAT taxes receivable	2,678,629	3,135,471
Joint operating account	348,933	—
Other current assets	149,939	138,343
Total Current Assets	3,184,406	3,283,590

PROVEN OIL AND GAS PROPERTIES, Net	330,779	1,102,595
EQUIPMENT, Net	473,855	39,154
TOTAL PROPERTY AND EQUIPMENT, Net	804,634	1,141,749

RESTRICTED CASH	58,833	—

TOTAL ASSETS	$4,047,873	$4,425,339

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,598,126	$11,855,631
Advances payable to related parties	160,796	404,546
Directors fees payable	177,000	1,781,000
Accrued salaries and wages	177,473	464,775
Short term debt	5,120,496	6,522,603
Taxes payable	3,620,886	4,622,495
Accrued interest payable	932,331	1,277,725
Total Current Liabilities	15,787,108	26,928,775

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 authorized, 52,454,393 at September 30, 2005 and 34,912,609 at December 31, 2004	52,454	34,912
Additional paid-in capital	10,817,150	8,856,643
Other comprehensive loss	(28,019)	(24,250)
Accumulated deficit	(22,580,820)	(31,370,741)
Total Stockholder’s Deficiency	(11,739,235)	(22,503,436)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$4,047,873	$4,425,339

The accompanying notes are an integral part of these accompanying interim financial statements

FORTUNE OIL & GAS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
OIL SALES	$—	$—	$—	$3,069,747

EXPENSES
Production Costs and taxes	—	64,944	—	3,085,952
Depreciation and depletion of oil and gas properties	—	29,838	—	340,738
Total Expenses	—	94,782	—	3,426,690

GROSS LOSS	—	(94,782)	—	(356,943)
Selling, general and administrative costs	616,963	659,376	(2,860,030)	(2,010,739)
LOSS FROM OPERATIONS	(616,963)	(754,158)	(2,860,030)	(2,367,682)
Depreciation	(27,886)	—	(81,428)
Loss on disposal of equipment	—	—	—	(765)
Gain on sale of oil rights	—	—	9,712,950	—
Property and equipment maintenance costs	(191,942)	—	(554,398)	—
Gain (loss) on settlement of vendor payables	(10,679)	—	3,166,558	—
Foreign exchange gain (loss)	7,717	(26,058)	(85,241)	(20,875)
Legal settlement costs	(90,000)	—	(90,000)	—
Interest Expense	(295,675)	(238,631)	(418,490)	(725,806)

NET INCOME (LOSS) FOR THE PERIOD	$(1,225,428)	$(1,018,847)	$8,789,921	$(3,115,128)
BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.03)	$0.21	$(0.09)
DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.03)	$0.21	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC	52,454,393	34,912,609	41,038,688	34,345,652
- DILUTED	52,482,393	34,912,609	41,122,688	34,345,652

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

The accompanying notes are an integral part of these accompanying interim financial statements

FORTUNE OIL & GAS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATIONS

Net income (loss)	$8,789,921	$(3,115,128)

Adjustments to reconcile net income (loss) to net cash flow from operating activities
- depreciation and depletion expense	81,428	340,738
- gain on settlement of vendor payables	(3,166,558)
- stock issued in payment of interest		119.988
- compensation expense - stock options	223,870
- gain on sale of oil rights	(9,712,950)
- legal settlement costs	90,000
Changes in operating assets and liabilities, net of assets and and liabilities acquired
- joint operating account	(348,933)
- restricted cash	(58,833)
- taxes receivable	456,842	(16,950)
- other current assets	(11,596)	(65,497)
- accounts payable and accrued liabilities	(3,175,948)	430,576
- inventory		1,403,552
- advances payable - related parties	(243,750)	(104,392)
- directors fees payable	145,179	531,000
- accrued salaries and wages	(287,302)	47,338
- taxes payable	(1,001,609)	(202,937)
-accrued interest payable	(345,394)	131,298
NET CASH PROVIDED BY ( USED IN) OPERATING ACTIVITIES	(8,565,633)	(500,414)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(531,362)	(2,258)
Proceeds on sale of oil rights	9,000,000

NET CASH USED IN INVESTING ACTIVITIES	8,468,638	(2,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Short term debt	97,893	491,014

NET CASH PROVIDED BY FINANCING ACTIVITIES	97,893	491,014

EFFECTS OF EXCHANGE RATE CHANGES	(3,769)	7,745

INCREASE (DECREASE) IN CASH	(2,870)	(3,914)

CASH, BEGINNING OF PERIOD	9,776	12,037

CASH, END OF PERIOD	$6,905	$8,122
Supplemental Disclosures with respect to cash flows-
Cash paid for interest	$498,586	$—
Cash paid for income taxes	—	—
Cash paid for other taxes	$1,318,237	$537,812

The accompanying notes are an integral part of these accompanying interim financial statements

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

Note 1 - Nature of Operations

Fortune Oil & Gas, Inc. (“Fortune”), a Nevada corporation, together with its subsidiaries, (the “Company”) is an independent energy company formed on January 24, 1980 and is engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are focused in the North Java Sea, Indonesia. In May 2000, the Company acquired 100% of the issued and outstanding stock of GFB Resources (Java) Limited, an oil and gas exploration and production company which holds a 100% interest in the Bawean Production Sharing Contracts (“Bawean PSC). The Bawean PSC covers two oil and gas blocks known as the Camar and Tuban fields. On January 14, 2005 the Company sold a 70% interest in the Bawean PSC to Camar Resources Canada Inc. (Refer Note 4). The Company is currently party to proceedings that may further dilute its interest in the Bawean PSC. ( Refer note 8).

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2004 included in the Company’s Form 10-SB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the From 10-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2 - Going Concern

These financial statements have been prepared on a going concern basis. However, the Company has suffered recurring operating losses and, during the three months ended September 30, 2005 and 2004, the Company incurred a net loss of $(1,225,428) and $(1,018,847), respectively. Although the Company realized non recurring gains on the sale of a 70% interest in its oil rights and settlement of vendor payables totaling $12,602,702 during the nine months ended September 30, 2005, the Company had a working capital deficiency of $12,543,868 and an accumulated deficit of ($22,580,820) at September 30, 2005. During the nine months ended September 30, 2004, the Company had an operating loss of ($3,115,128), a working capital deficiency of $22,596,202 and an accumulated deficit of ($30,335,497). The Company requires additional capital to finance operations, current operating losses and to settle current debts in order to commence oil production in Indonesia. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

On August 26, 2005, the Company’s wholly owned subsidiary Indo-Pacific Resources (Java) Ltd. (“IPRJ”) filed a Request for Arbitration (the “Complaint”) against Camar Resources Canada Inc. (CRC), the operator and seventy percent owner of the Company’s oil and gas property at the Camar field, with the International Court of Arbitration (the “Court”) in Paris, France. IPRJ alleges CRC breached the Joint Operating Agreement (JOA), which regulates the operations of the Camar field, and also breached its.
fiduciary duty to IPRJ by failing to take all necessary acts to commence oil production in the Camar field. On October 7, 2005, CRC filed an Answer to IPRJ’s Request for Arbitration. CRC denies the breaches of the JOA alleged by IPRJ. In their Answer to IPRJ’s Request for Arbitration, CRC states that as operator under the JOA it is their duty to comply with laws of Indonesia. As part of such compliance, CRC should obtain approval from the government regulatory body overseeing the activities of the Oil and Gas industry of the budget and work program of the Camar field. CRC alleges that the government regulatory body has informed them it will not approve the budget and work program until such time as the Company has settled its various obligations to contractors and the Indonesian government. Without approval of the budget and work program production at the Camar field would technically not be in compliance with Indonesian regulations. CRC alleges that if the Company does not satisfy its various debt obligations, the work approvals will not be issued. As a result, the Company may require additional capital, amounting to approximately $5 million, to settle current obligations, finance operations and current operating losses. The financing may be in the form of a sale of securities, the assumption of debt, or a combination thereof. In addition, the Company’s ability to continue as a going concern, in the long term, is dependent upon its ability to generate profitable operations. The outcome of these matters cannot be predicted with any certainty at this time.

Since inception, the Company has satisfied its capital needs primarily by issuing equity securities, by incurring short and long term debt and the sale of a 70% interest in ites oil and gas property for $10.5 million. Management’s current plans are to ensure that sufficient capital will be available to provide for its capital needs with minimal borrowings and may issue equity securities to raise additional capital if available. However, there is no guarantee that the Company will be successful in obtaining sufficient capital through selling equity securities or other borrowings. All of the above raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company cease to continue operating as a going concern. See Note 8 - Subsequent Events.

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

Significant components of the Company’s United States provision for income taxes for the years ended December 31, 2004 and 2003 are:

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

The Company is chartered in the State of Nevada which does not impose a State Income Tax. The Company does not engage in significant operation in North America. Currently its income from oil and gas operation will not be taxable by the Federal Government until the earnings are repatriated to North America.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

A reconciliation of the Company’s United States expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows :

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Income tax computed at the Federal Statutory rate	34.0%	34.0%	34.0%	34.0%-
Changes in valuation allowance	(34.0)%	(34.0)%	(34.0)%	(34.0)%

Effective Tax Rate	0.0%	0.0%	0.0%	0.0%

Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2004 and 2003 consist of the following:

	Nine Months Ended
	September 30	December 31
	2005	2004
Net operating loss carry forward	$6,072,547	$12,827,374

Valuation allowance	$(6,072,547)	$(12,827,374)

Net Deferred Tax Asset	$-0-	$-0-

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net Income (loss)	$(1,225,428)	$(1,018,847)	$8,789,921	$(3,115,128)

Denominator:
Denominator for basic calculation weighted average shares	52,454,393	34,912,609	41,038,688	34,345,652

Dilutive common stock equivalents:
Options			84,000
Denominator for diluted calculation weighted average shares	52,482,393	34,912,609	41,122,688	34,345,652

Net income (loss) per share:

Basic net income (loss) per share	$(0.02)	$(0.03)	$0.21	$(0.09)
Diluted net income (loss) per share (1) (2)	$(0.02)	$(0.03)	$0.21	$(0.09)

(1) The Company has issued stock for payment of debt and/or interest payments on short term debt during the nine months ended September 30, 2004. The effect of the issuances of shares was anti-dilutive. However, in the nine months ended September 30, 2005, the Company issued 17,491,784 shares of common stock to Messrs. Wensveen and Nunn, Chief Executive Office and President, respectively, for payment of accrued board of director fees. The effect of such issuances has been accounted for in the Basic and Diluted net income per share above. However, if the shares were treated as though they were issued as of the beginning of the nine months ending September 30, 2005, the diluted net income per share would have been $0.17 per share and the denominator for the dilutive calculation weighted average shares would have been 52,538,393.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

(2) The Company has secured the services of a law firm to assist them with the SEC filing requirements and, in payment thereof, has agreed to pay the firm a cash fee plus 1,000,000 shares of common stock with an effective date of July 9, 2004. Such payment will be made when the Company becomes trading on the OTCBB. If the shares were treated as though they were issued as of July 9, 2004, the Denominator would have been 38,825,652 for the three months ended September 30, 2004 and 34,651,107 for the nine months ended September 30, 2004 and they would have been anti-dilutive during the three months and nine months ended September 30, 2004. However, if the shares were treated as though they were issued as of the beginning of the periods for the three months and nine months ending September 30, 2005 the diluted net income per share would have been $(0.02) for the three months ended September 30, 2005 and $0.20 for the nine months ended September 30, 2005 and the denominator for the dilutive calculation weighted average shares would have been 53,482,393 for the three months ended September 30, 2005 and 42,122,688 for the nine months ended September 30, 2005.

(3) If both (1) and (2) were considered issued as of the beginning of the three months and nine months ending September 30, 2005, the Dilutive net income per share would have been $(0.02) and $0.16, respectively and the denominator for the dilutive calculation weighted average shares would have been 53,482,393 and 53,538,393 respectively.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", and an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

(Unaudited)

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS 123 and APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all non public entities, as of the first fiscal year beginning after December 15, 2005. Management intends to adopt this policy for the quarter ending March 31, 2006. Management is currently assessing the effect of SFAS 123(R) on the Company's financial statements.

Note 4 - Sale of Oil Rights

On November 26, 2004, IPR entered into an Asset Purchase and Sale Agreement with CRC, for the sale of a 70% interest in the Bawean PSC dated February 12, 1981 rights in exchange for $10,500,000 as follows:

·	$1,500,000 advance payment
·	$1,000,000 to be deposited in a Joint Operating Account
·	$4,500,000 to be deposited in a Trade Debt Settlement Account
·	$3,500,000 directly to the Company

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

The properties sold a net book value of $1,102,595 at December 31, 2004 and, at closing (January 14, 2005), the Company recorded a gain on the sale of $9,712,950. The Agreement called for the settlement of debts of the Company amounting to $9,862,622, and required that $4.5 million of the total purchase price of $10.5 million be set aside for the purpose of settled amounts.

Under the terms of the Asset Purchase and Sale Agreement, the Company agreed to endeavor to negotiate the settlement of outstanding trade debt with creditors, less the amount owed to the Indonesian Government for Value Added Tax (“VAT”), to an amount approximating the $4.5 million which has been deposited in a Trade Debt Settlement Account. The trade debt is unsecured obligations of the Company and do not encumber the assets of the Company or the Asset Purchase and Sale Agreement. As of December 31, 2004, the total amount owing for such debts was $9,826,622. If, after six months from the date of the Agreement, there remains a debt balance, the Company has the option of either paying off the remaining debt balance or having CRC pay off the remaining balance on behalf of the Company. If CRC pays off the remaining owing balances, IPR’s interest in the PSC will be reduced by one percentage point for every $150,000 remaining owing and paid by CRC, and such reduced interest will be transferred to CRC. If IPR’s interest is reduced to 5%, the maximum reduction per the Agreement, IPR shall have no obligation to fund future operations but shall be entitled to retain its 5% ownership. CRC shall continue to have the right to recover the remaining debt balance paid on behalf of IPR. To September 30, 2005, CRC had $1,122,580 in settlement of the Company’s debts in terms of the Asset Purchase and Sale Agreement. See Note 8 - Subsequent Events.

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

In addition to the Asset Purchase and Sale Agreement, the Company also entered into a Joint Operating Agreement (“JOA”) The purpose of the Joint Operating Agreement was to establish the rights and obligations of the parties with regard to operating activities including joint exploration, appraisal, development, production and disposition of hydrocarbons in the PSC. The parties to the agreement have the following percentage rights of net proceeds and expenses and liabilities: CRC - 70%; IPR - 30%, upon signing subject to the dilution clause discussed above. CRC is to act in the position of Operator of the project and shall be reimbursed by the Company for their proportionate share of expenses necessary to run the operations. As required by the Asset Purchase and Sale Agreement, $1.0 million of the gross sales price of $10.5 million was deposited directly into the Joint Operating Account as the Company’s proportional share of anticipated future operating costs of the Operator. The funds deposited in the Joint Operating Account are to be used by the Operator as the Company’s 30% ownership of operating expenses whereas the remaining 70% of operating expenses is to be paid by CRC as their share of operating expenses. The Joint Operations Account is replenished through quarterly cash-calls by the Operator of the Bawean PSC to the Joint Venture Partners. Should CRC elect to resign as Operator, it must give a 120 day notice; however, should CRC become insolvent or bankrupt it may be removed immediately.

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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

If either party has a Change in Control (any direct or indirect change in control of a Party whether through merger, sale of shares or other equity interests) the non-acquired party shall have the right to acquire the other party’s participating interest as follows:

·	The acquired party shall determine and give the non-acquired party a Notice of Cash Value which represents what the acquired party believes its participating interest is worth.

·
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

Note 5 - Composition of Certain Financial Statement Captions

Property and Equipment

Property and equipment consist of the following:

	September 30, 2005	December 31, 2004
Proven oil and natural gas properties at cost, subject to depreciation and depletion	$3,182,180	$10,607,268
Accumulated depreciation and depletion	(2,851,401)	(9,504,673)
Net	$330,779	$1,102,595

Equipment	$606,394	$117,455
Accumulated depreciation	(132,539)	(78,301)
Net	$473,855	$39,154

Total Property and equipment, net	$804,634	$1,141,749

Equipment with a net book value of $429,146 at September 30, 2005 is held as assets for sale.

Accounts Payable and Accrued Liabilities

The Company’s accounts payable and accrued liabilities consisted of the following major payables:

Vendor name	September 30, 2005	December 31, 2004
Haliburton Services PT	$—	$1,055,012
Patra Drilling Contractor	3,297,855	3,297,855
Prosafe Production Services Pte. Ltd	—	1,581,387
Others under 10% of total	2,300,271	5,921,377
Total Accounts Payable and accrued liabilities	$5,598,126	$11,855,631

FORTUNE OIL & GAS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

The gain on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the amounts owed at amounts less than that of the recorded liability. As of September 30, 2005, the Company settled the following debts:

Vendor	As of September 30, 2005	As of December 31, 2004	Payments in Cash	Forgiveness of Debt	Increase in Payables
Haliburton Services PT	$—	$1,055,012	$158,252	$896,760	$—
Patra Drilling Contractor	3,297,855	3,297,855	—	—	—
Prosafe Production Services Pte. Ltd	—	1,581,388	385,337	1,196,051	—
Other vendors (1)	2,300,271	5,921,376	4,560,529	1,073,747	$2,013,171
Total	$5,598,126	$11,855,631	$5,104,118	$3,166,558	$2,013,171

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

During the period from January 14, 2005 through September 30, 2005, the Company negotiated the settlement of certain of its debts. As of September 30, 2005 the Company has settled approximately $6,126,000 of debts as of December 31, 2004 in consideration of $2,959,000 of cash which resulted in a gain of approximately $3,167,000. See Note 8 - Subsequent Events.

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

The withheld tax and related interest are as follows:

As at	Taxes Payable	Accrued Interest
September 30, 2005	$8,857	$1,228,594
December 31, 2004	$176,078	$331,523

Short term debt

Short-term debt consisted of the following:

	September 30, 2005	December 31, 2004
Unsecured:
Unsecured short term loans	$—	$1,150,076
Unsecured, non interest bearing loans	316,018	188,220

Secured:
Canadian Imperial Bank of Commerce	—	933,750
RBM Financial	—	210,820
NOWMCO	2,539,737	2,539,737
CRC	2,264,741	1,500,000
Total short-term debt	$5,120,496	$6,522,603

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

Canadian Imperial Bank of Commerce (CIBC)

On May 23, 2000, the Company borrowed $1,500,000, consisting of seventeen promissory notes, from CIBC for the purchase of GFB Resources (Java) Ltd. The notes were secured by a pledge of the shares in IPR. The notes bore interest at 6% per annum. The first note of $250,000 was due the earlier of five months after the start of production in the Camar field or eight months from the date of the agreement. Notes two to seventeen of $78,125 each become payable, at monthly intervals, starting the earlier of nine months after the start of production in the Camar field or twelve months from the date of the agreement. At December 31, 2004, the Company was in default on the CIBC loan and consequently the loan was classified as a current liability. The loan was repaid in full on January 14, 2005 and the security was discharged.

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

The Company recorded the net book value of the vessel, $1,910,262, as a reduction in the loan payable. The Company is currently in legal proceedings with NOWMCO. See Note 6 - Litigation

CRC

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

Accrued interest payable

	September 30, 2005	December 31, 2004
Canadian Imperial Bank of Commerce	$—	$317,293
RBM Financial	-	15,180
NOWMCO	918,514	763,959
CRC	13,817	-
Unsecured short term loans	-	181,293
Total interest payable	$932,331	$1,277,725

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

The Company filed a defense that based on unforeseen difficulties, as a claimed result of force majeure, it was not able to fulfill the sales contract. In, September 2005, the Company’s subsidiary, IPRJ and Glencore settled this matter and have entered into a settlement agreement whereby IPRJ shall pay to Glencore the sum of $290,000 in one lump sum on or before October 31, 2005. The Company has guaranteed this payment. The full amount of the settlement has been accrued as of September 30, 2005. The proceedings are currently on hold and would resume should settlement payment not be made or upon payment in full of the settlement amount, the case will be dismissed. As of November 4, 2005 the full amount of the settlement had not been made and the payment date for such settlement has been deferred to December 15, 2005, by verbal agreement between the parties.

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

FORTUNE OIL & GAS, INC.
NOTES TO INTERIMCONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

the position of the Company that BANI has no jurisdiction over the case. The outcome of this legal action is presently not determinable and the Company has recorded $3,297,855 as owing to Patra. See Note 8, Subsequent Events.

RBM Financial Inc. (“RBM”) versus Fortune Oil & Gas, Inc. (“the Company”)

RBM loaned the Company $620,000 between December 30, 2000 and February 21, 2001. The Company has made payments against this loan in the amount of $260,000 and, therefore owed RBM the principal sum of $360,000 plus $111,600 of accrued interest, for a total amount owed of $471,600. On January 2002,RMB filed an action for collection of amounts unpaid. On June 30, 2004 the Company made a payment of $25,000 and on July 8, 2004, the Company made a further payment of $150,000 leaving a balance at December 31, 2004 of $226,000, inclusive of $15,180 of accrued interest. On December 23, 2004, RBM obtained a court order for $550,000 (Canadian), or $401,000 (US), which included the two payments made in 2004. The final payment, pursuant to the order, was made on January 14, 2005.

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

Indo-Pacific Resources (JAVA) Ltd. versus Camar Resources Canada Inc. (International Chamber of Commerce, International Court of Arbitration, Paris, France

On August 26, 2005, the Company’s wholly owned subsidiary Indo-Pacific Resources (Java) Ltd. (“IPRJ”) filed a Request for Arbitration (the “Complaint”) against CRC with the International Court of Arbitration (the “Court”) in Paris, France. The Complaint alleges CRC breached the Joint Operating Agreement and also breached its fiduciary duty to IPRJ by failing to take all necessary acts to commence oil production in the Camar field. The Company seeks a finding that such breaches constitute sufficient grounds for the removal of CRC as operator under the JOA and for the appointment of a new operator that IPRJ can choose without any input from CRC. IPRJ is seeking monetary damages including approximately $4,850,000 for lost profits that will increase at a net rate of $550,000 every month (based on current crude prices) for every month the Camar field is not put into production and also approximately $319,440 for the fixed charges related to the mooring system and which will also continue to accrue at an average monthly rate of $36,500. The Company commenced the Arbitration as means to compel CRC into proper action including the charter of a vessel that will culminate in reinstated production at the Camar field. The Company still believes that CRC is suited to operate the field and is a viable partner in the Joint Venture. However, the Company and its management believes that in order to protect the value of the Company and to protect its shareholders from further losses associated with the lack of production, it needed to instigate a proceeding that would force CRC to be responsive and move forward immediately to resume operations at the Camar field.

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

FORTUNE OIL & GAS, INC.
NOTES TO INTERIMCONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

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

On June 30, 2005, the Company issued 9,664,052 shares of common stock valued at $0.10 per share to its Chief Executive Officer, Mr. Wensveen as payment for accrued salary and expenses in the amount of $966,405. On June 30, 2005, the Company also issud 7,827,732 shares of common stock valued at $0.10 per share to its President. Mr. Nunn as payment for accrued salary and expenses in the amount of $782,774. of advances received from the Company’s subsidiaries; $17,279 in respect of accrued wages; $188,248 in respect of unsecured, non interest bearing loans; and $174,045 in respect of accrued expenses.

Advances from related parties are unsecured, have no fixed terms of repayment and are interest free.

FORTUNE OIL & GAS, INC.
NOTES TO INTERIMCONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

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

On October 26, 2005, the Company received a Notice of Dilution from CRC alleging that the Company has not discharged its requirement to settle and pay all outstanding vendor and VAT tax obligations and that CRC has settled and paid $3,402,580 of vendor obligations and $2,123,892 of VAT obligations. Under the terms of the Asset Purchase and Sale Agreement, the Company has 45 days to reimburse CRC for the payment of such non-settled vendor obligations and, if CRC is not reimbursed, is subject to a dilution in their ownership interest in the joint operations by a factor of one percentage point for each $150,000 paid by CRC except that the Company ownership position shall not be diluted beyond 5% of the joint operations. Per the Notice of Dilution, CRC claims that the Company’s ownership should be reduced to 7.12%. Under the terms of the Asset Purchase and Sale Agreement, the Company is entitled to reimburse CRC for the payment of such debts and avoid the dilution in the Company’s ownership interest. The Company intends to respond to the Notice of Dilution within the time frame permitted under the Asset Purchase and Sale Agreement. The Company does not believe that the payment of the debts by CRC was in accordance with the terms of the Asset Purchase and Sale Agreement and accordingly that the Notice of Dilution is not enforceable and the Company does not believe that CRC is entitled to reduce the Company’s ownership percentage in the Bawean PSC.

...

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Safe Harbor

This Quarterly Report on Form 10-QSB contains “forward-looking statements”. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,”  “anticipate,”  “expect,”  “intend,”  “plan,”  “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to as the following:

·	whether or not we are able to successfully develop and market our concept,

·	whether or not we will be able to obtain the financial resources we need to start and continue our operations;

·	whether or not we will be able to compete successfully with others in our industry;

·	whether or not we will continue to receive the services of our management team;

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

The $4,500,000 of funds deposited in the Trade Debt Settlement Account is to be used for the settlement of debt with creditors, less amounts owed to the Indonesian Government for VAT. As of December 31, 2004, the total amount owing for such debts was $9,826,622. As of September 30, 2005, we were successful in reducing the debt balance by $6,125,566by negotiating favorable settlement agreements with creditors. Of the amount of debt balance reduce, $1,122,579 was a result of CRC paying the vendors directly. As a result of these settlement agreements, we recorded a gain, in other income, of $3,166,558 for the nine months ended September 30, 2005. It should be noted that if we are not able to settle the remaining amounts due, we could request CRC to pay off such amounts in exchange for a reduction in our remaining 30% share interest. Our agreement allows for the reduction of 1 percentage point of ownership for each $150,000 paid by CRC on our behalf.

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

Finally, if there is a final settlement in the National Oil Well Maintenance Company and Enterprise Trading Limited versus Fortune Oil and Gas Inc, Fortune Ship Management Ltd and Indo-Pacific Resources (Java) Ltd. lawsuit that we are unable to satisfy, CRC will pay the short fall and we shall transfer to CRC percentage interests in accordance with the same formula as stated in the previous paragraph. As of September 30, 2005, the parties had not reached a settlement agreement

For the year ended December 31, 2004, we achieved revenues from oil properties of $3,069,747. Our oil production during the year was curtailed in April 2004 due to production difficulties associated with pipeline blockage and equipment malfunctions complicated by cash flow shortfalls which further delayed repairs of the oil production capabilities. Finally, on August 19, 2004, the vessel used for the storage of produced crude oil was handed over to the debt holder of the vessel for non-payment of debt obligations. From the date of loosing the vessel used for storage we had no alternative arrangement for the use of a tanker for storage of oil produced at the Camar field. Therefore we suspended oil production and have not generated revenue from oil production since. As a result, we sold 96,940 barrels of oil during the year ended December 31, 2004 down from 134,894 barrels of oil sold during the year ended December 31, 2003.

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

Oil and Natural Gas Reserve Estimates

Estimating quantities of proved reserves is a subjective process and involves estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner The reserve data included in these financial statements are estimates as of December 31, 2004 and were prepared by Petroleum Geo-Services (UK) Ltd., The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expenses, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions, such as oil and natural gas prices and the present value discount rate.

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

Revenues

We did not have any revenues from oil production in the three months ended September 30, 2005 as a result of not having a vessel available for the off loading and storage of produced oil. Additionally, there were not any revenues from oil production in the three months ended September 30, 2004 as a result of the discontinuance of oil operations on April 5, 2004, due to a mechanical malfunction in our largest producing well, CM-1. Additionally, on August 14, 2004 the vessel, into which the produced oil was to be stored, off loaded and brought to market, was handed over to the debt holder as partial payment for the loan secured by the vessel. The Company did not have an alternative method to store oil production thereafter.

We do not presently have the ability to transport or store gas produced and consequently we derive no revenues from gas production. All gases are flared at the oil platform.

For the three months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Income from Oil and Gas Properties	$-	$-	$-	N/A

The Company and CRC have identified a storage tanker for lease that can be used at the Camar field. CRC is in advanced discussions with PAS for the use, maintenance and staffing of the storage tanker “Fortuna Ayu” (which was previously owned by the Company and surrendered to NOWMCO) PAS acquired the ship “Fortuna Ayu” from NOWMCO’s assignee, Enterprise, in September 2005 in anticipation of entering into the charter agreement for the ship for the Camar field with CRC. We believe chartering a storage tanker is a better approach for economic and operating reasons than attempting to acquire ownership of another storage tanker and obtaining the financing necessary to undertake that commitment. We anticipate the cost to charter the storage tanker will be approximately $10,750 per day. That cost will include all staffing, maintenance, upkeep and related items necessary to keep the storage tanker in continuous operations in the field. We anticipate that the storage tanker will be operational at the Camar field in March 2006.

Expenses

Production Costs

For the three months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Production Costs	$-	$64,944	$(64,944)	(100%)
Percentage of Total Revenues	N/A	N/A

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

Other Income and Expense

Other income and expense consisted of the following items:

For the three months ended September 30,
	$	$	$	%
	2005	2004	Change
Gain (loss) on settlement of trade payables at less than recorded values	$(10,679)	$-	$(10,679)	100.0%
Foreign exchange gain (loss)	7,717	(26,058)	33,775	129.6%
Interest expense	295,675	238,631	57.044	23.9%
Idle depreciation	27,886	-	27,886	100.0%
Property and equipment maintenance costs	191,942	-	191,942	100.0%
Legal Settlement Costs	90,000	-	90,000	100.0%

The loss on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the amounts owed at amounts less than that the recorded liability. During the three months ended September 30, 2005 debts were settled for less than the recorded value amounting to $55,129 offset by a new claim, which appeared valid, amounting to $65,808. As of September 30, 2005, the Company was successful in settling the following debts:

Vendor	As of September 30, 2005	As of December 31, 2004	Payments in Cash	Forgiveness of Debt	Increase in Payables
Haliburton Services PT	$-	$1,055,012	$158,252	$896,760	$-
Patra Drilling Contractor	3,297,855	3,297,855	-	-	-
Prosafe Production Services Pte. Ltd	-	1,581,388	385,337	1,196,051	-
Other vendors (1)	2,300,271	5,921,376	4,560,529	1,073,747	2,013,171
Total	$5,598,126	$11,855,631	$5,104,118	$3,166,558	$2,013,171

(1) Vendors listed include those with a balance of 10% or greater of total accounts payable and accrued liabilities as of December 31, 2004.

We are continuing to negotiate and settle any debts that have not been settled as of September 30, 2005, with the anticipation that all negotiations will be completed by the end of the calendar year. On October 25, 2005, CRC paid $2,250,000 of the Patra Drilling Contractor payable on behalf of the Company and settled the total amount due.

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

For the nine months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Income from Oil and Gas Properties	$-	$3,069,747	$(3,069,747)	(100.0)%
Average Prices -
Oil sales price (per Bbl)	-	$31.67	N/A	N/A
Oil produced (Bbl’s)	-	96,940	N/A	N/A

Oil sold for the nine months ended September 30, 2004, amounting to 96,940 Bbls, ceased full operations on April 5, 2004, due to a mechanical malfunction in our largest producing well, CM-1. Additionally, on August 14, 2004, the vessel, into which the produced oil was to be stored, off loaded and brought to market, was handed over to the debt holder as partial payment for the loan secured by the vessel. The Company did not have a method to store produced oil production thereafter and, therefore, there was no further production throughout the year.

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

Selling, general and administrative costs

For the nine months ended September 30,	$	$	$	%
	2005	2004	Change	Change
Selling, General and Administrative Costs	$2,860,030	$2,010,739	$849,291	42.2%
Percentage of Total Revenues	N/A	65.5%

Selling, general and administrative costs increased by $849,291or 42.2% due to -

•	An increase of $181,533 incurred in relation to consulting fees associated with the VAT tax owed the Indonesian government
•	An increase of $222,000 incurred in relation to accounting consulting fees.
•	An increase of $158,000 incurred in relation to the employees who were laid off as a result of the 70% sale of our oil rights and CRC becoming the Operator of the oil field.
•	An increase of $223,870 for compensation expense recorded in connection with the granting of options.
•	An increase of $130,000 in legal expenses related to legal matters and lawsuits, the sale of the 70% interest in oil rights and general corporate matters.
•	A decrease of $64,000 for salary of an expatriate.
•	A net decrease of $2,112 for other matters.

Other Income and Expense

Other income and expense consisted of the following items:

For the nine months ended September 30,
	$	$	$	%
	2005	2004	Change
Gain on settlement of trade payables at less than recorded values	$3,166,558	$-	$3,166,558	100.0%
Foreign exchange gain (loss)	(85,242)	(20,875)	64,367	308.3%
Interest expense	418,490	725,806	(307,316)	(42.3)%
Gain on sale of oil rights	9,712,950	-	9,712,950	100.0%
Idle depreciation	81,428	-	81,428	100.0%
Legal settlement cost	90,000		(90,000)	(100.0)%
Property and equipment maintenance costs	554,398	-	554,398	100.0%
Other income (expense)		(765)	765	100.0%

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business, to date, primarily from issuances of equity and debt securities as well as the sale of a 70% interest in the Bawean PSC dated February 12, 1981 rights in exchange for $10,500,000 which was effective as of January 14, 2005. Our sources of liquidity are cash flows which may be a result of the production and sale of oil through our joint venture with CRC. Since the completion of the Agreement, the joint venture has not produced and sold any oil. This is principally a result of the joint venture not having a vessel to off load the oil production. Although the joint venture continues to actively seek to contract for a vessel, there is not one in place to do so. Therefore, we are currently experiencing negative cash flow as a result of our requirement, by the Agreement, to fund 30% of the Operators expenses and our continuing obligations for general and administrative expenditures. We will attempt to sell the buoy mooring equipment to PT. Panji Adi Samudera (PAS) Maritime (“PAS”) the party to the vessel charter agreement in an attempt to provide positive cash flow to the Company. We believe that the Operator will be able to secure a vessel for off loading and to begin the production of oil before the end of the first quarter of 2006. Within six months after securing the vessel, we expect to be cash flow positive from operations.

For the Three Months Ended September 30, 2005

At September 30, 2005 our principal sources of liquidity consisted of $6,905 of cash compared to $8,122 at September 30, 2004. As of September 30, 2005, we were successful in reducing the trade debt balance by approximately $641,477.

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

If the Bawean PSC Is Not Extended for Us in 2011, We May Have No Operations or Sources of Revenue At All

The Bawean PSC by its terms will terminate in February 2011. While we will attempt to have it extended for an additional term there can be no assurance that it will be extended to us or on terms acceptable to us. We can make no assurances that the Bawean PSC will be extended. As part of any extension negotiation, we may need to substantiate to the Indonesian government our ability to continue oil operations at the Camar field, our plans to develop the natural gar resources at the Camar field, and our plans to develop the oil and natural gas resources at the Tuban field. We do not presently have plans to develop the untapped natural gas and oil resources at the Camar and Tuban fields and there is a risk that we would be unable to develop such plans timely, or in a manner satisfactory to the Indonesian government prior to the expiration of the Bawean PSC. The Indonesian government may seek to grant the Bawean PSC contract rights to another party, if the Indonesian government determines that such a party is better able to develop the fields from a financial and operating perspective. We anticipate that the extension negotiations concerning the Bawean PSC may commence as early as 2009. In the event the Bawean PSC is terminated in 2011, we may have no other operating assets or sources of revenue at that time. If the Bawean PSC is terminated and we have no other operating assets or sources of revenues, our business would be materially impaired and you could lose the entire value of your investment in our common stock.

We are Dependant on the Services of Key Management and Employees

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

In addition, under our agreements with our joint venture partner, Camar Resources Canada, Inc., if we are unable to resolve the NOWMCO litigation favorably, we may be forced to forfeit some of our ownership interests in the Bawean PSC. For every $150,000 in litigation judgments that we must pay in excess of $2,550,000, our percentage ownership interest in the Bawean PSC will be reduced by 1%. In no event would our interest in the Bawean PSC be lower than 5%. However, any reduction in our ownership interest would result in less revenues to us, and as a result, the value of your investment in our common stock would be harmed. A Settlement Agreement was reached January 11, 2006. See Part ll Item l Litigation

Our Reserve Data and Future Estimates Are Based on Assumptions that May be Inaccurate and Are Based on Existing Economic and Operating Conditions that May Change in the Future.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Accounting Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a -15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, President and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods and that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

We also clarify that our internal controls and procedures over financial reporting are in a current state of evaluation and as such we have not yet completed our assessment nor have we forwarded our findings to our Auditors or Audit Committee.

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

On October 7, 2005, CRC filed an Answer to IPRJ’s Request for Arbitration and also a Counterclaim against IPRJ. CRC denies the breaches of JOA alleged by IPRJ and also alleges that no agreement exists regarding the use of a mooring system at the Camar Field. Further, CRC claims that IPRJ’s claim for non-payment for the mooring system charge is not a claim subject to this arbitration because it is a collateral claim and does not arise under the JOA, and that a claim for unjust enrichment or quantum meruit is not a matter that falls under the jurisdiction of the arbitration proceedings. CRC’s Counterclaim alleges IPRJ has breached the Asset Purchase and Sale Agreement (“PSA”) that the parties entered into on November 26, 2004 because IPRJ has failed to settle all of IPRJ’s trade debts and value added tax principal obligations (including tax penalties and associated interest charges owed to Indonesia and hereinafter referred to as the “Settlement Obligations”) under the PSA. As a result of IPRJ’s breach, CRC alleges that BPMIGAS, the Indonesian regulatory body that issues the work program and budget approvals in connection with production under the Bawean PSC, did not approve the 2004 and 2005 work programs and budgets for operation of the Camar Field. CRC is seeking monetary damages including $12,000,000 representing lost production suffered by CRC because of IPRJ’s failure to settle the Settlement Obligations, $1,000,000 per month commencing on the date of the filing of the Complaint for each month production is not obtained from the properties subject to the Bawean PSC, and an award of costs and interest on the damage amounts stated above. The Company received notification for the approval of the 2004 work program from BPMIGAS dated July19, 2005. The Company intends to vigorously defend CRC’s allegations.

On October 26, 2005 the Company received a Notice of Dilution claiming that the Company has not discharged its requirement to settle and pay all outstanding vendor and VAT tax obligations and that CRC has settled and paid $2,967,021of vendor obligations and $2,123,892 of VAT obligations. Under the terms of the PSA, the Company has 45 days to reimbursement CRC for the payment of such non-settled vendor obligations and, if CRC is not reimbursed is subject to a dilution in their ownership interest in the joint operations by a factor of one percentage point for each $150,000 paid by CRC except that the Company ownership position shall not be diluted beyond 5% of the joint operations.

On November 22, 2005, the Company filed a claim against CRC and its indirect parent, Medco International Ventures Ltd. (“Medco”) in the Court of Queen’s Bench of Alberta, Judicial District of Calgary; Action No. 0501-16525 (the “Claim”), challenging the Dilution Notice and seeking to enjoin Medco and CRC from acting under the Dilution Agreement and transferring any of IPR’s interests in the Bawean PSC. An interlocutory injunction application by IPR on the matter was heard on December 5, 2005.

On December 5, 2005, the Court adjourned IPR’s interlocutory injunction application, but as one of the conditions of the adjournment entered an order that CRC shall not transfer, encumber, sell or assign any of the Bawean PSC interests until after there is a full trial on the merits of the Claim, currently scheduled for May 1, 2006. In addition, the Court’s Order provides that assuming the Camar Oil Field resumes production prior to the final disposition of the Claim, all revenues attributable to IPR and the Company up to the amount of the interests in dispute (22.18%) are to be deposited with the Court. Such revenues are to be held and credited towards the final trial on the Claim. While the Company believes this matter will be fully resolved in a manner not adverse to the Company, the Company cannot control the outcome of the Claim and cannot determine presently what losses, if any, it may sustain.

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

On January 6, 2006 the parties to the litigation reached a settlement agreement (the “Settlement Agreement”) which provides, among other things, that (i) the Company shall issue to Enterprise Trading Limited (“Enterprise”) a promissory note in the principal amount of $2,860,000 (the “Note”) with specified terms and conditions attached and (ii) NOWMCO shall be obligated to offer and perform certain remediation services valued at $7,000,000, where such services when performed shall be charged at a 20% discount to NOWMCO’s then retail price list for such services (the “Services”).

The payment terms of the Note include payment of interest beginning one year after the issuance of the Note, and payment of the principal in two equal installments on the second and third anniversaries of the issuance of the Note. The company may prepay the Note. Shares of the Company’s subsidiary, Indo-pacific Resources (JAVA) Ltd. (“IPR(J)L”) and the proceeds due to the Company under the Company’s interest in the Bawean Production Sharing Contract (“Bawean PSC”), shall be held in trust as security for payments under the Note. In the event of defaults, under the payment terms of the Note, Enterprise shall have certain rights with respect to the shares of IPR(J)L and IPR(J)L’s share of the proceeds from the Bawean PSC as set forth in the Settlement Agreement. The forgoing summary of the Settlement Agreement is qualified in its entirety by reference to the actual Settlement Agreement furnished as exhibit 99.1 of our Form 8-K submission on January 11, 2006. Accordingly, the Case was dismissed with prejudice and without costs to either side as is evidenced by the Order of Discontinuance furnished as exhibit 99.2 of our Form 8-K submission on January 11, 2006.

Glencore International AG v. Indo-Pacific Resources (Java) Ltd.

On March 5, 2003, the Company’s wholly owned subsidiary Indo-Pacific Resources (Java) Limited (“IPRJ”) entered into a sales contract with Glencore International AG (“Glencore”) whereby the Company committed to sell crude oil to Glencore in exchange for cash payments to IPRJ (the “Sales Contract”). However, due to unforeseen difficulties and as a claimed result of force majeure, IPRJ was unable to fulfill the required sales under the contract. On June 30, 2003, Glencore filed a claim before a London Arbitration Tribunal (the “Tribunal”) constituted under the rules of the London Maritime Arbitrators' Association in London, England against IPRJ for breach of the Sales Contract. No case number was assigned to the arbitration matter. Glencore seeks damages including the $91,300 for lost profit, and/or a declaration that IPRJ must indemnify Glencore for any claim brought by the third party Glencore had agreed to sell the oil it would have purchased from IPRJ, and/or $184,000 in indemnity damages caused by the breach to third parties, and also interest and the costs of suit and defense of the indemnity claims. IPRJ subsequently secured permission to file a Counterclaim against Glencore and has filed a Counterclaim before the Tribunal against Glencore for breach of the Sales Contract. IPRJ is seeking monetary damages against Glencore for such breach in the amount of $133,000. The Company’s subsidiary, IPRJ and Glencore have settled this matter and are finalizing the terms of a settlement agreement whereby IPRJ shall pay to Glencore the sum of $290,000 in one lump sum on or before November 1, 2005. The Company has guaranteed this payment. Upon payment in full of the settlement amount, the case will be formally dismissed. In this regard, the parties have rescheduled a hearing before the Arbitration Tribunal in London for February 13, 2006.

.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibit No	Description of Exhibit

3.1*	Charter of Fortune Oil & Gas, Inc. as filed in the State of Nevada

3.2*	Bylaws of Fortune Oil & Gas, Inc.
10.1#	Bawean Production Sharing Contract as amended dated February 12, 1981
10.2 #	Asset Purchase and Sale Agreement - Indo-Pacific Resources (Java) Ltd. and Camar Resources Canada Inc. as amended dated November 26, 2004
10.3 #	Joint Operating Agreement - Camar Resources Canada Inc. and Indo-Pacific Resources (Java) Ltd. - Operating Agreement Covering: Bawean Production Sharing Contract dated November 26, 2004
10.4 #	Sale, Purchase and Settlement Agreement between ProSafe Production Services PTE Ltd. and Indo-Pacific Resources (Java) Ltd. dated February 8, 2005
10.5 #
Settlement Agreement by and among Indo-Pacific Resource (Java) Ltd., Indo-Pacific Oil & Gas, Inc., Fortune Oil and Gas, Inc., GFB Resources Limited, Canadian Imperial Bank of Commerce, and CIBC Capital Partners, dated November 29, 2004

10.6 #	Lease Agreement for British Columbia Offices dated September 27, 2000
10.7 #	Lease Agreement as amended for Indonesian Offices dated March 15, 2005
10.8 #	Employment Agreement with Mr. Wensveen dated January 1, 2005
10.9 #	Employment Agreement with Mr. Nunn dated January 1, 2005
10.10 #	Fortune Oil & Gas, Inc. 2005 Equity Incentive Plan
10.11 #	Guarantee Agreement between Medco International Ventures Limited and Indo-Pacific Resources (Java) Ltd. dated November 26, 2004
10.12*	Employment Agreement with Mr. Yanianto
11	Computation of Per Share Earnings
21 #	Subsidiaries of the Registrant as of August 1, 2005
31	Rule 13a-14(a) Certification

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted puruant to Section 906 of the Sarbanes-Oxley Act of 2002

# - Exhibit Filed on August 8, 2005 with the initial filing of the Registrant’s Registration Statement on Form 10 and incorporated herein by reference.

* Exhibit Filed on October 18, 2005 with Amendment Number 1 to Registrant’s Registration Statement on Form 10 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE OIL & GAS, INC.

Date: February 8th, 2006	By:	/s/ James B. Wensveen
Name: James B. Wensveen
Title: Chief Executive Officer, Secretary and Director

Date: February 8th, 2006	By:	/s/ David A. Nunn
Name: David A. Nunn
Title: President and Director

Date: February 8th, 2006	By:	/s/ Xin Feng
Name: Xin Feng
Title: Chief Accounting Officer